Form 10-Q
period 1996-03-31
CNB FINANCIAL CORP /NY/
filed 1996-05-13
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly period ending March 31, 1996

                         Commission File Number 33-45522

                               CNB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              New York                                      22-3203747
              --------                                      ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                    24 Church Street, Canajoharie N.Y. 13317
               (Address of principal executive offices - Zip code)

         Registrant's telephone number, include area code (518) 673-3243

Indicated by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                           Yes     X       No
                                --------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of shares outstanding
     Class                                           on March 31, 1996
     -----                                     ----------------------------
Common Stock, $2.50 par value                      2,667,410   Shares

PART I. FINANCIAL INFORMATION                                          Page

        Item 1. Consolidated Financial Statements

                1. Consolidated Statement of Condition                  3.

                2. Consolidated Statement of Operations                 4.

                3. Consolidated Statement of Changes in
                    Stockholders' Equity                                5.

                4. Consolidated Statement of Cash Flows                 6.

                5. Notes to Consolidated Financial Statements           7.

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

 PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings

        Item 2.    Changes in Securities

        Item 3.    Defaults Upon Senior Securities

        Item 4.    Submission of Matters to a Vote of Security Holders

        Item 5.    Other Information

        Item 6.    Exhibits and reports on Form 8-K

 SIGNATURES

                          PART 1. Financial Information

Item 1. Consolidated Financial Statements



CNB FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CONDITION                                       March 31,    December 31,
                                                                            1996          1995
In thousands                                                                  (unaudited)
- - -------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                   $ 23,982      $ 16,200
Federal funds sold                                                           4,425         8,000
Trading account securities                                                   5,704           --
Investment securities available for sale                                   125,615       120,858
Investment securities held to maturity, market value of
 $98,659 in 1996 and $98,259 in 1995                                        95,621        94,592
Loans, net of allowance for possible loan losses
 and unearned income                                                       308,729       308,154
Accrued interest receivable                                                  5,124         4,609
Premises and equipment                                                       6,865         5,923
Deferred taxes                                                               4,506         3,763
Other assets                                                                 2,824         2,693
                                                                          --------      --------
   TOTAL ASSETS                                                           $583,395      $564,792
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Noninterest-bearing deposits                                               $43,421       $47,234
Interest-bearing deposits                                                  469,706       449,077
                                                                          --------      --------
   Total Deposits                                                          513,127       496,311

Federal funds purchased and securities
    sold under agreements to repurchase                                      9,265         7,963
Interest, taxes and other liabilities                                        7,001         6,465
Long-term borrowings                                                         6,545         6,620
                                                                          --------      --------
   Total Liabilities                                                       535,938       517,359
                                                                          --------      --------

Stockholders' Equity:
Common stock, $2.50 par, 10,000,000 shares authorized,
  2,672,872 shares issued and 2,667,410 shares outstanding in 1996;
  2,671,875 shares issued and 2,665,379 shares outstanding in 1995           6,682         6,680
Capital in excess of par value                                              10,363        10,346
Retained earnings                                                           31,666        30,243
Security valuation adjustment                                               (1,101)          339
Treasury Stock, at cost, 5,462 shares and 6,496 shares in
   1996 and 1995, respectively                                                (153)         (175)

                                                                          --------      --------
   Total Stockholders' Equity                                               47,457        47,433
                                                                          --------      --------

                                                                          --------      --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $583,395      $564,792
                                                                          ========      ========

CNB FINANCIAL CORP.
CONSOLIDATED STATEMENT OF OPERATIONS                Three months ended
                                                         March 31,
                                                     1996          1995
In thousands (except per share data)                    (unaudited)
- - --------------------------------------------------------------------------
INTEREST INCOME:
   Loans, including fees                          $ 7,553         $ 7,085
   Investment securities                            3,791           3,128
   Federal funds sold and other                       160              86
                                                  --------        --------
                                                   11,504          10,299
                                                  --------        --------
INTEREST EXPENSE:
   Deposits                                         5,205           4,070
   Borrowings                                         244             241
                                                  --------        -------
                                                    5,449           4,311
                                                  --------        -------

NET INTEREST INCOME                                 6,055           5,988
   Provision for loan losses                          275             150
NET INTEREST INCOME AFTER PROVISION               -------         -------
   FOR LOAN LOSSES                                  5,780           5,838
                                                  -------         -------

OTHER INCOME:
    Service charges on deposit accounts               295             190
    Gain from sale of investment securities           460              33
    Other                                             268             222
                                                  -------         -------
                                                    1,023             445
                                                  -------         -------
OTHER EXPENSE:
    Salaries and employee benefits                  2,112           1,982
    Occupancy and equipment expense                   436             367
    Other                                           1,669           1,585
                                                  -------         -------
                                                    4,217           3,934
                                                  -------         -------
    Income before income taxes                      2,586           2,349
    Income taxes                                      723             655
                                                  -------         -------
NET INCOME                                          1,863           1,694
                                                  =======         =======

EARNINGS PER SHARE                                  $0.69           $0.64
                                                  =======         =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                        2,693           2,666
                                                  =======         =======

CNB FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY


                                                         (unaudited)
                                              Additional              Securities
                                      Common    Paid in   Retained    Valuation    Teasury
In thousands                          Stock     Capital   Earnings    Adjustment    Stock      Total
- - -------------------------------------------------------------------------------------------------------

Balance at December 31, 1994        $  6,661   $ 10,239   $ 25,592    ($ 2,594)       --      $ 39,898

  Net income - 1995                     --         --        6,572        --          --      $  6,572

  Cash dividends                        --         --       (1,921)       --          --      ($ 1,921)

  Common stock issued                     19        107       --          --          --      $    126

  Securities valuation adjustment       --         --         --      $  2,933        --      $  2,933

Treasury Stock Purchased                --         --         --          --          (175)       (175)
                                    --------   --------   --------    --------    --------    --------

Balance at December 31, 1995           6,680     10,346     30,243         339        (175)     47,433

  Net income - 1995                     --         --        1,863        --          --         1,863

  Cash dividends                        --         --         (440)       --          --          (440)

  Common stock issued                      2         17       --          --          --            19

  Securities valuation adjustment       --         --         --        (1,440)       --        (1,440)

Treasury stock sold                     --         --         --          --            22          22
                                    --------   --------   --------    --------    --------    --------

BALANCE MARCH 31, 1996              $  6,682   $ 10,363   $ 31,666    ($ 1,101)   ($   153)   $ 47,457
                                    ========   ========   ========    ========    ========    ========



CNB FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS                                                Three months ended March 31,
                                                                                         1996           1995
In thousands                                                                                 (unaudited)
- - ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Interest received                                                                   $10,989         $ 9,527
   Fees and service charges                                                                565             424
   Interest paid                                                                        (5,791)         (4,284)
   Cash paid to suppliers and employees                                                 (4,114)         (4,652)
   Income taxes paid                                                                      (200)            --
   Trading portfolio activity, net                                                      (5,704)            --
                                                                                       -------         -------
                   Net cash (used in) and provided by operating activities              (4,255)          1,015
                                                                                       -------         -------
Cash flows from investing activities:
   Purchase of investment securities:
      Held to maturity                                                                  (3,565)        (10,508)
      Available for sale                                                               (35,552)        (13,015)
   Proceeds from sales of investment securities:
      Held to maturity                                                                     --               --
      Available for sale                                                                24,735          13,332
   Proceeds from maturities of investment securities:
      Held to maturity                                                                   2,510           1,367
      Available for sale                                                                 4,627           2,603
   Net increase in loans                                                                  (850)           (207)
   Purchase of premises and equipment                                                   (1,087)            (86)
                                                                                       -------         -------
                   Net cash flows used in investing activities                          (9,182)         (6,514)
                                                                                       -------         -------
Cash flows from financing activities:
   Net increase in deposits                                                             16,816          41,729
   Net increase (decrease) in short term borrowings                                      1,303         (11,412)
   Payments on long term funds borrowed                                                    (76)            (71)
   Dividends paid                                                                         (440)           (400)
   Proceeds from issuance of common stock                                                   19              72
   Treasury stock sold                                                                      22             --
                                                                                       -------         -------
                   Net cash flows from financing activities                             17,644          29,918
                                                                                       -------         -------
   Net increase in cash and cash equivalents                                             4,207          24,419
   Cash and cash equivalents at beginning of year                                       24,200          11,492
                                                                                       -------         -------
                   Cash and cash equivalents at end of quarter                          28,407          35,911
                                                                                       =======         =======
Reconciliation of net income to cash provided by operating activities:
   Net income                                                                            1,863           1,694
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                                           145             146
   Provision for loan loss                                                                 275             150
   Trading portfolio net purchases                                                      (5,704)            --
   Gain on securities                                                                     (724)            (33)
   Increase in interest receivable                                                        (515)           (772)
   Increase in accrued expenses                                                            536             237
   Increase in other assets                                                               (131)           (407)
                                                                                       --------        -------
                                                                                      ($ 4,255)        $ 1,015
                                                                                       ========        =======

                               CNB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

1. FINANCIAL

The accompanying unaudited consolidated financial statements present the consolidated statements of condition, operations, stockholders' equity, and cash flows of CNB Financial Corp. for the three months ended March 31, 1996 and 1995.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to instructions to Form 10-Q and Rules 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

                               CNB FINANCIAL CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis sets forth the major factors which affected the Corporation's results of operations and financial condition reflected in the unaudited financial statements for the quarters ended March 31, 1996 and 1995.

The Corporation reported net income of $1,863,000 for three months ended March 31, 1996. The earnings, compared to the $1,694,000 earned for the same period last year, are up $169,000 or 10%. Net income per share was $.69 and $.64 for the respective periods.

RESULTS OF OPERATIONS

Interest income increased from $10,299,000 to $11,504,000, $1,205,000 (12%). The increase is attributed to the increase in total earning assets offset by a slight decrease in yield from 8.62% to 8.52% for the current period. Interest expense increased from $4,311,000 to $5,449,000, $1,138,000 (26%). The average cost of funds increased to 4.60% up from 4.14% for the quarter ended March 31, 1995. The increase in average cost is attributable to the higher interest rates paid on time deposits and the corresponding shift from regular savings to certificates of deposit.

The resulting net interest income increased by $67,000 for the comparable quarters. The net interest rate spread declined from 4.48% in the first quarter of 1995, to 3.92% in the current quarter.

The provision for loan losses was increased from $150,000 to $275,000 during the quarter. The allowance for loan losses increased to $8,468,000 on March 31, 1996 from $8,288,000 on March 31, 1995 while the non-performing loans increased from $3,202,000 to $3,929,000 (23%) during the quarter.

 The allowance for loan losses was as follows:

                                         Quarter Ended             Year Ended
                                       March. 31, 1996          Dec. 31, 1995
                                       ---------------          -------------
Balance, beginning of year                  $8,463,000             $8,292,000
Additions:
Charged to expense                             275,000                965,000
                                            ----------             -----------
                                             8,738,000              9,257,000
                                            ----------             ----------

Charge offs                                    418,000              1,315,000
Recoveries                                     148,000                521,000
                                            ----------             ----------
Net loans charged off                          270,000                794,000
                                            ----------             ----------
Balance, end of period                      $8,468,000             $8,463,000
                                            ==========             ==========

Other income increased from $445,000 to $1,023,000, $578,000. The major increases were in service fees and security gains.

Other expenses rose by $283,000 (7%) during the period. Employee costs increased $130,000 and problem loan expenses $134,000.

The income tax provision increased from $655,000 to $723,000 due to higher taxable income.

During the first quarter of 1996, Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" became effective. SFAS No. 123 establishes a fair value based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, all companies to adopt that method of accounting for their employee stock compensation plans. SFAS No. 123 allows companies to continue to measure compensation cost for employee stock options or similar equity instruments using the method prescribed by Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APBO No. 25. Accordingly, this Statement had no impact on the results of operations for the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1995 TO MARCH 31, 1996

Consolidated total assets increased to $583,395,000 at March 31, 1996; compared to $564,792,000 at December 31, 1995, an increase of $18,603,000, or 3.3%.

Investment securities in the Held-to-Maturity account have increased from $94,592,000 to $95,621,000, $1,029,000 and the corresponding market values have increased from $98,259,000 to $98,659,000, or $400,000. The Available-for-Sale portfolio (at market value) increased from $120,858,000 to $125,615,000, or $4,757,000 (4%).

Net loans remained constant for both reporting periods $308,729,000 vs. $308,154,000. The mix of loans also remained consistent during the period. The allowance for loan losses represented 2.67% coverage of total loans and 216% of non-performing loans at March 31, 1996 vs. 2.67% and 213% at December 31, 1995.

Total deposits increased $16,816,000 (3%) from December 31, 1995 to March 31, 1996. There were no overnight borrowings at the quarter end or December 31, 1995.

At March 31, 1996, the Corporation had total shareholder' equity of $47,457,000, an increase of only $24,000 from year end. The total net increase in retained earnings for the quarter was $1,423,000. The market value of the available for sale portion of the investment portfolio declined by $1,440,000 during the quarter. Central National Bank, the subsidiary, had total equity of $42,087,000 and a core capital ratio of 7.33%, compared to $42,108,000 and 7.58% at year-end.

Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals, maintain reserve requirements, and sustain operations. This is accomplished through maturities of bonds and loans, deposit growth, purchase of federal funds and selling securities under agreements to repurchase. Management considers all of these factors in evaluating liquidity requirements and believes its present position to be adequate.

                          PART II -- Other Information

Item 1 -- Legal Proceedings

     None

Item 2 -- Changes in Securities

     None

Item 3 -- Defaults on Senior Securities

     None

Item 4 -- Submission of Matters to Vote of Security Holders

     The following proposal has been submitted by Morris Massry, residing at 33 Centerview Drive, Troy, New York, for consideration at the Annual Meeting. Mr. Massry holds 195,960 shares (7.36%) of Company Common Stock. His resolution as submitted reads as follows:

     WHEREAS, since the date of the CNB Financial Corp. (the "Corporation") public stock offering and the contemporaneous NASDAQ listing of the Corporation's common stock in 1994 (the "Public Offering"), individuals other than officers and directors of the Corporation and its wholly-owned subsidiary Central National Bank (the "Bank") have become owners of a substantial percentage of the Corporation's shares; and

     WHEREAS, all current members of the Corporation's Board of Directors have been Directors for a number of years preceding the Public Offering; and

     WHEREAS, Morris Massry is currently the owner of approximately seven percent (7%) of the Corporation's shares and would like to have outside shareholders specifically represented on the Board.

     NOW, THEREFORE, it is

     RESOLVED, that the bylaws of the Corporation be amended to provide that the Corporation's Board of Directors shall at all times contain a member who was not a Director at any time prior to April 7, 1994, the date of the Corporation's Prospectus pursuant to which it conducted the Public Offering.

     THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE "AGAINST" THE ADOPTION OF THIS PROPOSAL FOR THE REASONS SET FORTH BELOW.

     The proposal put forward by Mr. Massry is inappropriate and fails to disclose essential facts which the Company believes shareholders should consider when reviewing this proposal. In addition, he completely ignores the outstanding performance of your Company during the period in question.

     Mr. Massry states that the current Board of Directors does not adequately represent the interests of shareholders who acquired their stock after April 7, 1994, the date the Company commenced its 1994 community stock offering. In response to the statement that the Board has not represented the interests of new shareholders, we respectfully remind Mr. Massry that the post-split price of stock purchased in the public offering was $16.50 per share and the value of these shares, as determined by over-the-counter trading on February 29, 1996, is $30.00 per share. Further, over the long-term, earnings per share have increased significantly going from $1.52 for the year ending December 31, 1991 to $2.45 for the year ending December 31, 1995.

     We believe the Company's record performance for 1995 demonstrates the Board's and management's efforts to serve the interest of all shareholders. Further, we note that each Director of the Company is legally obligated to act in the best interests of all shareholders. To suggest that the Board does not adequately represent one group of shareholders based upon when those shareholders purchased their stock is totally without merit. You can be assured that your Board has a duty and personal commitment to represent the interest of all shareholders, regardless of when they purchased their stock or how many shares they own.

     More importantly, Mr. Massry has failed to disclose in his proposal that he approached the Company's management on several occasions in 1995 seeking a position on the Board of Directors for either himself or his designee. It was only when the Company informed Mr. Massry that it would not agree to nominating Mr. Massry or his designee to the Board that he submitted his proposal. It has been and will continue to be the policy of the Company to nominate new directors as appropriate based on a variety of factors including relevant experience, personal skills, relevant contacts and relationships with geographic markets served by the Company, and the desire to reserve space for directors from banks which the Company hopes to acquire in the future. In our opinion, Mr. Massry's proposal is a continuation of his desire to have his personal interest represented on the Board.

     WE URGE YOU TO VOTE "NO" AGAINST THIS SHAREHOLDER PROPOSAL AS A SHOW OF YOUR SUPPORT FOR YOUR CURRENT BOARD OF DIRECTORS.

Item 5 -- Other Information

     None

Item 6 -- Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CNB FINANCIAL CORP.
                                         Registrant

Date: May 10, 1996                        By:          DONALD L. BRASS
                                             ----------------------------------
                                                       Donald L. Brass
                                                       President


Date: May 10, 1996                        By:          PETER J. CORSO
                                             ----------------------------------
                                                       Peter J. Corso
                                                       Vice President