Form 10-Q/A
period 1996-03-31
CNB FINANCIAL CORP /NY/
filed 1996-06-24
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-Q/A

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

                                         CNB FINANCIAL CORP.
                                         Registrant

Date: June 21, 1996                        By:     /s/ DONALD L. BRASS
                                             ----------------------------------
                                                       Donald L. Brass
                                                       President


Date: June 21, 1996                        By:     /s/ PETER J. CORSO
                                             ----------------------------------
                                                       Peter J. Corso
                                                       Vice President