Form 10-Q
period 1996-06-30
CNB FINANCIAL CORP /NY/
filed 1996-08-07
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 1O-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly period ending June 30, 1996

                         Commission File Number 33-45522

                               CNB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             New York                                      22-3203747
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                    24 Church Street, Canajoharie, N.Y. 13317
               (Address of principal executive offices - Zip code)

         Registrant's telephone number, include area code (518)673-3243

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

      Yes   X    No
          -----     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Number of shares outstanding
               Class                                    on June 30, 1996
               -----                              ----------------------------
    Common Stock, $2.50 par value                       2,678,368 Shares

PART I. FINANCIAL INFORMATION                                              Page

       Item 1.     Consolidated Financial Statements

                   1. Consolidated Statement of Condition                   3.
                   2. Consolidated Statement of Operations                  4.
                   3. Consolidated Statement of Changes in
                      Stockholders' Equity                                  5.
                   4. Consolidated Statement of Cash Flows                  6.
                   5. Notes to Consolidated Financial Statements            7.

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

PART II. OTHER INFORMATION

       Item 1.     Legal Proceedings
       Item 2.     Changes in Securities
       Item 3.     Defaults Upon Senior Securities

       Item 4.     Submission of Matters to a Vote of Security Holders
       Item 5.     Other Information
       Item 6.     Exhibits and reports on Form 8-K

SIGNATURES


PART 1. Financial Information
Item 1. Consolidated Financial Statements

CNB FINANCIAL CORP.                                                           (unaudited)
CONSOLIDATED STATEMENT OF CONDITION                                            June 30,                  December 31,
                                                                                 1996                        1995
In thousands
- ----------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks ...............................................        $ 17,604                    $ 16,200
Federal funds sold ....................................................             --                        8,000
Investment securities available for sale ..............................         127,760                     120,858
Investment securities held to maturity, market value of
  $100,310 in 1996 and $98,259 in 1995 ................................          98,762                      94,592
Loans, net of allowance for possible loan losses ......................         311,537                     308,154
Accrued interest receivable ...........................................           5,040                       4,609
Premises and equipment ................................................           9,094                       5,923
Deferred taxes ........................................................           5,159                       3,763
Other assets ..........................................................           2,967                       2,693
                                                                               --------                    --------
 Total Assets .........................................................        $577,923                    $564,792
                                                                               ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing deposits ..........................................        $ 49,387                    $ 47,234
Interest-bearing deposits .............................................         434,193                     449,077
                                                                               --------                    --------
Total Deposits ........................................................         483,580                     496,311

Federal funds purchased and securities
  sold under agreements to repurchase .................................          32,695                       7,963
Interest, taxes and other liabilities .................................           6,627                       6,465
Long-term borrowings ..................................................           7,469                       6,620
                                                                               --------                    --------
  Total Liabilities ...................................................         530,371                     517,359
                                                                               --------                    --------

Stockholders' Equity:
Common stock, $2.50 par value, 10,000,000 shares authorined,
  2,678,368 shares and 2,671,875 shares, issued and outstanding
  in 1996 and 1995, respectively ......................................           6,696                       6,680
Capital in excess of par value ........................................          10,441                      10,346
Retained earnings .....................................................          32,924                      30,243
Security valuation adjustment .........................................          (2,368)                        339
Treasury Stock, at cost, 4,937 shares and 6,496 shares in
  1996 and 1995, respectively .........................................            (141)                       (175)
                                                                               --------                    --------
Total Stockholders' Equity ............................................          47,552                      47,433
                                                                               --------                    --------
Total Liabilities and Stockholders' Equity ............................        $577,923                    $564,792
                                                                               ========                    ========

                                      -3-


CNB FINANCIAL CORP.
CONSOLIDATED STATEMENT OF OPERATIONS                                            (unaudited)

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
In thousands (except per share data)                           1996          1995             1996         1995
- -----------------------------------------------------------------------------------------------------------------
Interest income:
    Loans, inluding fees ...............................     $ 7,548       $ 7,056          $15,101       $14,141
    Investment securities ..............................       4,022         3,482            7,813         6,610
    Federal funds sold and other .......................         161           243              321           329
                                                             -------       -------          -------       -------
                                                              11,731        10,781           23,235        21,080
                                                             -------       -------          -------       -------
Interest expense:
    Deposits ...........................................       5,201         4,805           10,406         8,875
    Borrowings .........................................         261           200              505           441
                                                             -------       -------          -------       -------
                                                               5,462         5,005           10,911         9,316
                                                             -------       -------          -------       -------
  Net interest income ..................................       6,269         5,776           12,324        11,764
    Provision for loan losses ..........................          65           220              340           370
                                                             -------       -------          -------       -------
Net interest income after provision
  for loan losses ......................................       6,204         5,556           11,984        11,394
                                                             -------       -------          -------       -------
Other income:
    Service charges on deposit accounts ................         344           237              639           427
    Gain from sale of investment securities ............          53           334              513           367
    Other ..............................................         255           235              523           457
                                                             -------       -------          -------       -------
                                                                 652           806            1,675         1,251
                                                             -------       -------          -------       -------
Other expense:
     Salaries and employee benefits ....................       2,186         1,967            4,298         3,949
     Occupancy and equipment expense ...................         413           365              849           732
     Other .............................................       1,926         1,976            3,595         3,561
                                                             -------       -------          -------       -------
                                                               4,525         4,308            8,742         8,242
                                                             -------       -------          -------       -------
     Income before income taxes ........................       2,331         2,054            4,917         4,403
     Income taxes ......................................         633           571            1,356         1,226
                                                             -------       -------          -------       -------
Net income .............................................       1,698         1,483            3,561         3,177
                                                             =======       =======          =======       =======
Earnings per share .....................................       $0.63         $0.56            $1.32         $1.18
                                                             =======       =======          =======       =======
Weighted average shares outstanding ....................       2,698         2,669            2,697         2,682
                                                             =======       =======          =======       =======


CNB FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY

                                                                            (Unaudited)
                                                             Capital in                     Securities
                                                 Common      Excess of        Retained       Valuation      Treasury
In thousands                                      Stock       Par Value       Earnings       Adjustment       Stock      Total
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                      $6,661       $10,239         $25,592        ($2,594)         --       $39,898
Net income - 1995                                    --            --            6,572            --           --       $ 6,572
Cash dividends                                       --            --           (1,921)           --           --      ($ 1,921)
Common stock issued                                   19           107             --             --           --       $   126
Securities valuation adjustment                      --            --              --          $2,933          --       $ 2,933
Treasury Stock Purchased                             --            --              --             --          (175)        (175)
                                                  ------       -------         -------        -------        -----      -------
Balance at December 31, 1995                       6,680        10,346          30,243            339         (175)      47,433
Net income - 1996                                    --            --            3,561            --           --         3,561
Cash dividends                                       --            --             (880)           --           --          (880)
Common stock issued                                   16            90             --             --                        106
Securities valuation adjustment                      --            --              --          (2,707)         --        (2,707)
Treasury stock sold                                  --              5             --             --            34           39
                                                  ------       -------         -------        -------        -----      -------
Balance June 30, 1996                             $6,696       $10,441         $32,924        ($2,368)       ($141)     $47,552
                                                  ======       =======         =======        =======        =====      =======

                                      -5-



CNB FINANCIAL CORP.                                                               (unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS                                        Six months ended June 30,
                                                                               1996           1995
In thousands
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest received ..................................................       $22,804         $20,741
  Fees and service charges ...........................................         1,315             884
  Interest paid ......................................................       (11,441)         (9,359)
  Cash paid to suppliers and employees ...............................        (8,005)         (7,695)
  Income taxes paid ..................................................        (1,530)         (1,038)
  Trading portfolio activity, net ....................................          (268)             17
                                                                             -------         -------
      Net cash provided by operating activities ......................         2,875           3,550
                                                                             -------         -------
Cash flows from investing activities:
  Purchase of investment securities:
    Held to maturity .................................................        (9,887)        (21,377)
    Available for sale ...............................................       (59,883)        (43,341)
  Proceeds from sales of investment securities:
    Held to maturity .................................................           --              --
    Available for sale ...............................................        40,741          37,827
  Proceeds from maturities of investment securities:
    Held to maturity .................................................         5,856           4,304
    Available for sale ...............................................         8,779           3,668
  Net increase in loans ..............................................        (3,723)         (6,153)
  Purchase of premises and equipment .................................        (3,469)           (655)
                                                                             -------         -------
      Net cash flows used in investing activities ....................       (21,586)        (25,727)
                                                                             --------        -------

Cash flows from financing activities:
  Net (decrease) increase in deposits ................................       (12,731)         45,107
  Net increase (decrease) in short term borrowings ...................        24,732         (13,183)
  Payments on long term fluids borrowed ..............................          (151)           (143)
  Dividends paid .....................................................          (880)           (800)
  Proceeds from issuance of common stock .............................           106              72
  Bonds issued .......................................................         1,000           3,750
  Treasury stock sold ("urchased) ....................................            39             (32)
                                                                             -------         -------
      Net cash flows from financing activities .......................        12,115          34,771
                                                                             -------         -------
  Net increase in cash and cash equivalents ..........................        (6,596)         12,594
  Cash and cash equivalents at beginning of year .....................        24,200           3,592
                                                                             -------         -------
      Cash and cash equivalents at end of quarter ....................        17,604          16,186
                                                                             =======         =======
Reconciliation of net income to cash provided by
  operating activities:
     Net income ......................................................         3,561           3,177
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amorttiation .................................           298             278
       Provision for loan loss .......................................           340             370
       Trading portfolio net purchases ...............................          (268)             17
       Gain on securities ............................................          (513)           (367)
       Increase in interest receivable ...............................          (431)           (339)
       Increase in accrued expenses ..................................           162             361
       (Decrease) increase in other assets ...........................          (274)             53
                                                                             -------         -------
                                                                             $ 2,875         $ 3,550
                                                                             =======         =======

                                      -6-

                               CNB Financial Corp.
                   Notes to Consolidated Financial Statements

                                  June 30, 1996

1. Financial

The accompanying unaudited consolidated financial statements present the consolidated statements of condition, operations, stockholders' equity, and cash flows of CNB Financial Corp. for the three and six months ended June 30, 1996 and 1995.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to instructions to Form 10-Q and Rules 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

During the first quarter of 1996, SFAS 123 (Accounting for Stock Based Compensation) become effective. As permitted by SFAS 123, the company has elected to continue accounting for stock options issued to employees under APB 25.

                               CNB Financial Corp.
                Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

General

The following discussion and analysis sets forth the major factors which affected the Corporation's results of operations and financial condition reflected in the unaudited financial statements for the quarters ended June 30, 1996 and 1995.

The Corporation reported net income of $3,561,000 for six months ended June 30, 1996. The earnings compared to the $3,177,000 earned for the same period last year, are up $384,000 or 12%. Net income per share was $1.32 and $1.18 for the respective periods.

Net income for the quarter ended June 30, 1996 was $1,698,000 compared to $1,483,000 for the same period in 1995, an increase of $215,000 or 15%. Net income per share was $.63 for the quarter and $.56 for the same quarter of last year.


Results of Operations

                 Six Months Ending June 30. 1996 vs June 30.1995

Interest income increased from $21,080,000 to $23,235,000 (10%). The increase resulted from increases in average earnings assets of $65,828,000 but a decrease in average yield from 8.63% to 8.50%.

The increases in average earning assets include growth in the loan portfolio of $24,597,000, securities of $39,980,000 and fed funds of $1,088,000. The decrease in yield is a reflection of general overall rate decreases which have created lower rates on new loans and securities plus lower rates on the floating rate items.

Total interest expense increased $1,595,000 (17%) for the six month period ended June 30, 1996 compared to the same period in 1995. The increase in interest expense was due to the $57,299,000 (12%) increase in average deposits. However, the average cost of funds for the period decreased from 4.44% at June 30, 1995 to 4.17% at June 30, 1996.

The net interest income increased by $560,000 (5%) for the six months ended June 30, 1996 when compared to the same period of 1995.

The Corporation recorded a loan loss provision of $340,000 for the six months ended June 30, 1 996, a decrease of $30,000 from the $370,000 recorded for the same period of 1995.

Activity in the allowance for loan losses was as follows:

                                         Six Month's Ended         Year Ended
                                           June 30, 1996         Dec. 31, 1995
                                             ----------            ----------

Balance, beginning of year ..............    $8,463,000            $8,292,000
Additions:

Charged to expense ......................       340,000               965,000
                                             ----------            ----------
                                              8,803,000             9,257,000
                                             ----------            ----------
Charge offs .............................       597,000             1,315,000
Recoveries ..............................       376,000               521,000
                                             ----------            ----------
Net loans charged off ...................       221,000               794,000
                                             ----------            ----------
Balance, end of period ..................    $8,582,000            $8,463,000
                                             ----------            ----------

Other income excluding security transactions increased $278,000 (31%) for the six month period ended June 30, 1996, compared to the corresponding period for 1995. The increase is primarily due to higher fee income ($195,000) as the structure on demand deposit account charges was changed and higher Trust income ($24,000).

Other expenses increased $500,000 (6%) for the corresponding six month period. The increase is primarily related to increases in salary costs and problem loan expense.

The provision for income taxes for the six month period was $1,356,000 compared to $1,226,000 for last year, the effective rates for each period were 27.6% and 28%, respectively.

Three Month Period April 1, 1996 to June 30, 1996 compared to the comparable period last year

Total interest income increased from $10,781,000 to $11,731,000, or $950,000 (9%). The increase is attributable to the growth in earning assets during the period. Interest expense during the period increased from $5,005,000 to $5,462,000, $457,000 (9%). The yield on the earning assets increased 5 basis points from 8.59% to 8.64%. The average cost of funds during the quarter decreased from 4.61% to 4.12% a decrease of 49 basis points when compared to the same period last year.

The net interest income for the quarter increased $493,000 from $5,776,000 to $6,269,000 or 9%.

The provision for loan losses was decreased from $220,000 to $65,000 during the quarter. Nonaccrual loans increased $353,000 from $2,964,000 at December 31, 1995 to $3,317,000, however the past due loans over 90 days decreased by $263,000 from $965,000 to $702,000 at the corresponding dates.

Other income, excluding security gains, increased $127,000 (27%) from $472,000 to $599,000. The major increases were in deposit account service fees.

Other expenses rose by $217,000 (5%) during the period. Salaries and occupancy costs are responsible for the increase.

The effective tax rate for 1996 was lower due to the recovery of Federal taxes resulting from audits of the 1993 and 1994 tax returns.

Financial Condition, Liquidity and Capital Resources

                       Changes in Financial Condition from
                       December 31, 1995 to June 30, 1996

Consolidated total assets increased to $577,923,000 at June 30, 1996; compared to $564,792,000 at December 31, 1995, an increase of $13,131,000, or 2%.

Investment securities in the Held-to-Maturity account have increased from $94,592,000 to $98,762,000, or $4,170,000 (4%) and the corresponding market values from $98,259,000 to $100,310,000, or $2,051,000 (2%). The
Available-for-Sale portfolio has increased from $120,858,000 to $127,760,000, $6,902,000 or (6%). The increase in both sections of the portfolio are primarily in U.S. Government Agency Instruments.

Net loans increased by $3,383,000 or 1%. Total loans were $320,119,000 up from $316,617,000 at December 31, 1995. The allowance for loan losses at June 30, 1996 was $8,582,000, a $119,000 (1%) increase from $8,463,000 at December 31,
1995. As of June 30, 1996 the allowance for loan losses represented 2.68% of total loans and 214% of the non-performing loans, this compares to 2.67% and 213% at December 31, 1995. Charged off loans for the six months were $597,000 compared to $1,315,000 for the year ended December 31, 1995. Recoveries for the six month period were $376,000 versus $521,000 for the year 1995.

Non-accrual loans have increased from $3,078,000 to $3,317,000, a total of $239,000 or 8% during the first six months of 1996. Included in this increase is $459,000 in loans to the Bennett Funding Group which declared bankruptcy in the second quarter.

Total deposits decreased from $496,311,000 to $483,580,000, $12,731,000 (3%).
The decrease in deposits resulted from the failure of the New York State Government to pass their annual budget before June 30. This failure to pass the budget held up the financial aid payments to the school districts thus creating a run down in their deposit accounts. This deposit run off was covered by short term borrowings from correspondent banks and sale of available for sale securities.

At June 30, 1996, total stockholders equity has increased by $119,000, from December 31, 1995 in spite of the FASB 115 effect of a $2,707,000 decrease in market value of the available for sale portfolio. The sole subsidiary, Central National Bank, Canajoharie, had total equity of $42,095,000, core capital of 7.41% at June 30, 1996, compared to $42,108,000 and 7.58% at December31, 1995.

Liquidity involves the ability to raise funds to support asset growth, meet deposit withdrawals, maintain reserve requirements, and sustain operations. This is accomplished through maturities of bonds and loans, deposit growth, purchase of federal funds, borrowings on lines of credit, and selling securities under agreements to repurchase. Management considers all of these factors in evaluating liquidity requirements and believes its present position to be adequate.

                               CNB Financial Corp.
                           Part II - Other Information


Item 1 - Legal Proceedings

         None

item 2 - Changes in Securities

         None

Item 3 - Defaults on Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

         The annual meeting of CNB Financial Corp. was held on May 16, 1996. At the meeting the following directors were elected for terms expiring in 1999: David J. Nolan; Robert B. Proper and Allen H. Samuels.

         The stockholder proposal put forth by Morris Massry for vote at the annual meeting that "the bylaws of the Corporation be amended to provide that the Corporation's Board of Directors shall at all times contain a member who was not a Director at any time prior to April 7, 1994, . . .", was defeated.

Item 5 - Other Information

         On June 17, 1996, the Corporation issued Industrial Development Revenue Bonds totaling $1,000,000 for completion of its new Operations Center. These bonds will mature on May 1,2025.

Item 6 - Exhibits and Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CNB FINANCIAL CORP.
                                         Registrant

Date: July 3l, 1996                      By:   DONALD L. BRASS
                                            ------------------------------
                                               Donald L. Brass
                                               President

Date: July 31, 1996                      By:   PETER J. CORSO
                                            ------------------------------
                                               Peter J. Corso
                                               Vice President