Form 10-Q
period 1996-09-30
CNB FINANCIAL CORP /NY/
filed 1996-11-13
CIK 883756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly period ending September 30, 1996


                         Commission File Number 33-45522
                                                --------


                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                  22-3203747
      -----------------------------                   -------------------
      (State or other jurisdiction                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                    24 Church Street, Canajoharie N.Y. 13317
              ----------------------------------------------------
              (Address of principal executive offices -- Zip code)


         Registrant's telephone number, include area code (518) 673-3243
                                                          --------------


Indicated by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Number of shares outstanding
                Class                           on September 30, 1996
      -----------------------------         ----------------------------
      Common Stock, $2.50 par value              2,579,404   Shares

================================================================================

PART I. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
  Item 1. Consolidated Financial Statements

          1. Consolidated Statement of Condition ..........................   3

          2. Consolidated Statement of Operations .........................   4

          3. Consolidated Statement of Changes in Stockholders' Equity ....   5

          4. Consolidated Statement of Cash Flows .........................   6

          5. Notes to Consolidated Financial Statments ....................   7

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

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART 1. Financial Information

Item 1. Consolidated Financial Statements


                              CNB FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CONDITION

                                  In thousands

                                                     September 30,  December 31,
                                                         1996           1995
                                                     ------------   -----------
                                                      (unaudited)
ASSETS:

Cash and due from banks ............................   $ 21,656      $ 16,200
Federal funds sold .................................      6,125         8,000
Investment securities available for sale ...........    129,130       120,858
Investment securities held to maturity,
  market value of $105,081 in 1996 and
  $98,259 in 1995 ..................................    101,898        94,592
Loans, net of allowance for possible loan losses ...    312,369       308,154
Accrued interest receivable ........................      5,503         4,609
Premises and equipment .............................      9,500         5,923
Deferred taxes .....................................      4,647         3,763
Other assets .......................................      2,564         2,693
                                                       --------      --------
    TOTAL ASSETS ...................................   $593,392      $564,792
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing deposits .......................   $ 52,786      $ 47,234
Interest-bearing deposits ..........................    468,968       449,077
                                                       --------      --------
    Total Deposits .................................    521,754       496,311

Federal funds purchased and securities
  sold under agreements to repurchase ..............      9,911         7,963
Interest, taxes and other liabilities ..............      7,109         6,465
Long-term borrowings ...............................      7,392         6,620
                                                       --------      --------
    Total Liabilities ..............................    546,166       517,359
                                                       --------      --------

Stockholders' Equity:
Common stock, $2.50 par value, 5,000,000
  shares authorized, 2,579,404 shares and
  2,671,875 shares, issued and outstanding
  in 1996 and 1995, respectively ...................      6,449         6,680
Capital in excess of par value .....................      9,054        10,346
Retained earnings ..................................     33,220        30,243
Security valuation adjustment ......................     (1,378)          339
Treasury Stock, at cost, 4,258 shares and
  6,496 shares in 1996 and 1995, respectively ......       (119)         (175)
                                                       --------      --------
    Total Stockholders' Equity .....................     47,226        47,433
                                                       --------      --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $593,392      $564,792
                                                       ========      ========

                                      CNB FINANCIAL CORP.

                             CONSOLIDATED STATEMENT OF OPERATIONS

                             In thousands (except per share data)


                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                  --------------------      --------------------
                                                    1996         1995         1996         1995
                                                  -------      -------      -------      -------
                                                                    (unaudited)
Interest income:
    Loans, including fees .....................   $ 7,658      $ 7,410      $22,759      $21,551

    Investment securities .....................     3,992        3,516       11,805       10,126

    Federal funds sold and other ..............       145           84          466          413
                                                  -------      -------      -------      -------
                                                   11,795       11,010       35,030       32,090
                                                  -------      -------      -------      -------
Interest expense:
    Deposits ..................................     5,053        4,892       15,459       13,767

    Borrowings ................................       287          228          792          669
                                                  -------      -------      -------      -------
                                                    5,340        5,120       16,251       14,436
                                                  -------      -------      -------      -------

  Net interest income .........................     6,455        5,890       18,779       17,654

    Provision for loan losses .................       170          275          510          645
                                                  -------      -------      -------      -------
  Net interest income after provision
    for loan losses ...........................     6,285        5,615       18,269       17,009
                                                  -------      -------      -------      -------

Other income:
    Service charges on deposit accounts .......       369          275        1,008          702

    Gain from sale of investment securities....        42          177          555          544

    Other .....................................       295          289          818          746
                                                  -------      -------      -------      -------
                                                      706          741        2,381        1,992
                                                  -------      -------      -------      -------
Other expense:
    Salaries and employee benefits ............     2,176        1,957        6,474        5,906

    Occupancy and equipment expense ...........       513          383        1,362        1,115

    Other .....................................     1,696        1,595        5,291        5,156
                                                  -------      -------      -------      -------
                                                    4,385        3,935       13,127       12,177
                                                  -------      -------      -------      -------

    Income before income taxes ................     2,606        2,421        7,523        6,824

    Income taxes ..............................       707          655        2,063        1,881
                                                  -------      -------      -------      -------
Net income ....................................     1,899        1,766        5,460        4,943
                                                  =======      =======      =======      =======

Earnings per share ............................     $0.71        $0.66        $2.05        $1.85
                                                  =======      =======      =======      =======

Weighted average shares outstanding ...........     2,666        2,667        2,666        2,668
                                                  =======      =======      =======      =======

                                                     CNB FINANCIAL CORP.

                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        In thousands



                                                                Capital in                 Securities
                                                      Common    Excess of     Retained     Valuation    Treasury
                                                      Stock     Par Value     Earnings     Adjustment     Stock       Total
                                                      -----     ---------     --------     ----------  ----------    -------
                                                                                   (unaudited)
Balance at December 31, 1994 ...................     $6,661      $10,239      $25,592       ($2,594)       --        $39,898

    Net income -- 1995 .........................       --           --          6,572          --          --        $ 6,572

    Cash dividends .............................       --           --         (1,921)         --          --       ($ 1,921)

    Common stock issued ........................         19          107         --            --          --        $   126

    Securities valuation adjustment ............       --           --           --          $2,933        --        $ 2,933

    Treasury Stock Purchased ...................       --           --           --            --          (175)        (175)
                                                     ------      -------      -------        ------       -----      -------

Balance at December 31, 1995 ...................      6,680       10,346       30,243           339        (175)      47,433

    Net income -- 1996 .........................       --           --          5,460          --          --          5,460

    Cash dividends .............................       --           --         (1,334)         --          --         (1,334)

    Common stock issued ........................         19          103         --            --          --            122

    Common stock purchased and retired .........       (250)      (1,400)      (1,149)         --          --         (2,799)

    Securities valuation adjustment ............       --           --           --          (1,717)       --         (1,717)

    Treasury stock sold ........................       --              5         --            --            56           61
                                                     ------      -------      -------        ------       -----      -------

Balance September 30, 1996 .....................     $6,449      $ 9,054      $33,220       ($1,378)     ($ 119)     $47,226
                                                     ======      =======      =======        ======       =====      =======

                              CNB FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  In thousands




                                                             Nine months ended
                                                               September 30,
                                                           ---------------------
                                                             1996        1995
                                                           --------    --------
                                                                (unaudited)
Cash flows from operating activities:
  Interest received .....................................  $ 34,136    $ 30,903
  Fees and service charges ..............................     2,381       1,448
  Interest paid .........................................   (16,797)    (14,376)
  Cash paid to suppliers and employees ..................   (11,936)    (10,790)
  Income taxes paid .....................................    (1,979)     (1,938)
  Trading portfolio activity, net .......................      (268)         17
                                                           --------    --------
         Net cash provided by operating activities ......     5,537       5,264
                                                           --------    --------

Cash flows from investing activities:
  Purchase of investment securities:
     Held to maturity ...................................   (15,195)    (28,914)
     Available for sale .................................   (71,054)    (63,995)
  Proceeds from sales of investment securities:
     Held to maturity ...................................      --          --
     Available for sale .................................    50,504      51,290
  Proceeds from maturities of investment securities:
     Held to maturity ...................................     8,021      11,063
     Available for sale .................................    10,368       4,684
  Net increase in loans .................................    (4,725)    (11,041)
  Purchase of premises and equipment ....................    (4,088)     (1,084)
                                                           --------    --------
         Net cash flows used in investing activities ....   (26,169)    (37,997)
                                                           --------    --------

Cash flows from financing activities:
  Net increase in deposits ..............................    25,443      61,414
  Net increase (decrease) in short term borrowings ......     1,948     (10,898)
  Payments on long term funds borrowed ..................      (228)       (215)
  Dividends paid ........................................    (1,334)     (1,214)
  Proceeds from issuance of common stock ................       122          97
  Payment to retire common stock ........................    (2,799)       --
  Bonds issued ..........................................     1,000       3,750
  Treasury stock sold (purchased) .......................        61          (2)
                                                           --------    --------
         Net cash flows from financing activities .......    24,213      52,932
                                                           --------    --------

  Net increase in cash and cash equivalents .............     3,581      20,199
  Cash and cash equivalents at beginning of year ........    24,200      11,492
                                                           --------    --------
         Cash and cash equivalents at end of quarter ....    27,781      31,691
                                                           ========    ========

Reconciliation of net income to cash provided by
operating activities:
  Net income ............................................     5,460       4,943
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization .........................       511         404
  Provision for loan loss ...............................       510         645
  Trading portfolio net purchases .......................      (268)         17
  Gain on securities ....................................      (555)       (544)
  Increase in interest receivable .......................      (894)     (1,187)
  Increase in accrued expenses ..........................       644         664
  Increase in other assets ..............................       129         322
                                                           --------    --------
                                                           $  5,537    $  5,264
                                                           ========    ========

                              CNB FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996


1. FINANCIAL

The accompanying unaudited consolidated financial statements present the consolidated statements of condition, operations, stockholders' equity, and cash flows of CNB Financial Corp. for the three and nine months ended September 30, 1996 and 1995.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to instructions to Form 10-Q and Rules 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

During the first quarter of 1996, SFAS 123 (Accounting for Stock Based Compensation) became effective. As permitted by SFAS 123, the company has elected to continue accounting for stock options issued to employees under APB 25.

Part I. Financial Information

Item 2.
                               CNB FINANCIAL CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis sets forth the major factors which affected the Corporation's results of operations and financial condition reflected in the unaudited financial statements for the quarters ended September 30, 1996 and 1995.

The Corporation reported net income of $5,460,000 for nine months ended September 30, 1996. The earnings compared to the $4,943,000 earned for the same period last year, are up $517,000 or 10%. Earnings per share was $2.05 and $1.85 for the respective periods.

Net income for the quarter ended September 30, 1996 was $1,899,000 compared to $1,766,000 for the same period in 1995, an increase of $133,000 or 8%. Earnings per share was $.71 for the quarter and $.66 for the same quarter of last year.

RESULTS OF OPERATIONS

     NINE MONTHS ENDING SEPTEMBER 30, 1996 VS SEPTEMBER 30, 1995

Interest income increased from $32,090,000 to $35,030,000, (9%). The increase resulted from increases in average earnings assets of $39,338,000 but a decrease in average yield from 8.71% to 8.25%.

The increases in average earning assets include growth in the loan portfolio of $17,638,000, securities of $20,583,000 and fed funds of $1,043,000. The decrease in yield is a reflection of general overall rate decreases which have created lower rates on new loans and securities plus lower rates on the floating rate items.

Total interest expense increased $1,815,000 (13%) for the nine month period ended September 30, 1996 compared to the same period in 1995. The increase in interest expense was due to the $53,648,000 (12%) increase in average deposits. The average cost of funds for the periods decreased from 4.13% at September 30, 1995 to 4.10% at September 30, 1996.

The net interest income increased by $1,260,000 (7%) for the nine months ended September 30, 1996 when compared to the same period of 1995.

The Corporation recorded a loan loss provision of $510,000 for the nine months ended September 30, 1996, a decrease of $135,000 from the $645,000 recorded for the same period of 1995. Non-accrual loans at September 30, 1996 were $3,519,000, compared to $2,930,000 at September 30, 1995, an increase of 20%.

Activity in the allowance for loan losses was as follows:

                                           Nine Month's Ended        Year Ended
                                           September 30, 1996      Dec. 31, 1995
                                           ------------------      -------------
Balance, beginning of year .............       $8,463,000            $8,292,000
Additions:
  Charged to expense ...................          510,000               965,000
                                               ----------            ----------
                                                8,973,000             9,257,000
                                               ----------            ----------

Charge offs ............................          912,000             1,315,000
Recoveries .............................          472,000               521,000
                                               ----------            ----------
Net loans charged off ..................          440,000               794,000
                                               ----------            ----------
Balance, end of period .................       $8,533,000            $8,463,000
                                               ==========            ==========

Other income excluding security transactions increased $378,000 (26%) for the nine month period ended September 30, 1996, compared to the corresponding period for 1995. The increase is primarily due to higher fee income ($306,000) as the structure on demand deposit account charges was changed to no fee checking, however, the number of non-sufficient funds checks has increased with the new structure.

Other expenses increased $950,000 (8%) for the corresponding nine month period. The increase is primarily related to increases in salary costs and problem loan expense.

The provision for income taxes for the nine month period was $2,063,000 compared to $1,881,000 for last year, the effective rates for each period were 27.4% and 27.6% respectively.

     THREE MONTH PERIOD JULY 1, 1996 TO SEPTEMBER 30, 1996
     COMPARED TO THE COMPARABLE PERIOD LAST YEAR

Total interest income increased from $11,010,000 to $11,795,000, or $785,000 (7%). The increase is attributable to the growth in earning assets during the period. Interest expense during the period increased from $5,120,000 to $5,340,000, $220,000 (4%). The yield on the earning assets decreased 34 basis points from 8.75% to 8.41%. The average cost of funds during the quarter decreased from 4.32% to 4.00%, a decrease of 32 basis points when compared to the same period last year.

The net interest income for the quarter increased $565,000 from $5,890,000 to $6,455,000 or 10%.

The provision for loan losses was decreased from $275,000 to $170,000 during the quarter. Nonaccrual loans increased $555,000 from $2,964,000 at December 31, 1995 to $3,519,000, and the past due loans over 90 days increased by $7,000 from $965,000 to $972,000 at the corresponding dates.

Other income, excluding security gains, increased $100,000 (18%) from $564,000 to $664,000. The major increases were in deposit account service fees.

Other expenses rose by $450,000 (11%) during the period. Salaries and occupancy costs are responsible for the increase.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                       CHANGES IN FINANCIAL CONDITION FROM
                      DECEMBER 31,1995 TO SEPTEMBER 30,1996

Consolidated total assets increased to $593,392,000 at September 30, 1996; compared to $564,792,000 at December 31, 1995, an increase of $28,600,000, or 5%.

Investment securities in the Held-to-Maturity account have increased from $94,592,000 to $101,898,000, or $7,306,000 (8%) and the corresponding market values from $98,259,000 to $105,081,000, or $6,822,000 (7%). The
Available-for-Sale portfolio has increased from $120,858,000 to $129,130,000, $8,272,000 (7%). The increase in both sections of the portfolio are primarily in U.S. Government Agency Instruments.

Net loans increased by $4,285,000 or 1%. Total loans were $320,902,000 up from $316,617,000 at December 31, 1995. The allowance for loan losses at September 30, 1996 was $8,533,000, a $70,000 (1%) increase from $8,463,000 at December 31,
1995. As of September 30, 1996 the allowance for loan losses represented 2.66% of total loans and 190% of the non-performing loans, this compares to 2.67% and 213% at December 31, 1995. Charged off loans for the nine months were $912,000 compared to $1,315,000 for the year ended December 31, 1995. Recoveries for the nine month period were $472,000 versus $521,000 for the year 1995.

Non-accrual loans have increased from $3,078,000 to $3,519,000, a total of $441,000 or 14% during the first nine months of 1996. Included in this increase is $459,000 in loans to the Bennett Funding Group which declared bankruptcy in the second quarter.

Total deposits increased from $496,311,000 to $521,754,000, $25,443,000 (5%).
The increase in deposits is consistent with the increase in money available to the school districts from tax receipts.

At September 30, 1996, total stockholders equity has decreased by $207,000 from December 31, 1995. Primarily responsible for the decrease was the repurchase of 99,960 shares for $2,799,000. The sole subsidiary, Central National Bank, Canajoharie, had total equity of $44,426,000, core capital of 7.58% at September 30, 1996, compared to $42,108,000 and 7.58% at December 31, 1995.

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

                          Part II -- Other Information

Item 1 -- Legal Proceedings

            None

Item 2 -- Changes in Securities

            On September 24, 1996, the corporation purchased and retired 99,960 shares of its common stock for $2,799,000.

Item 3 -- Defaults upon Senior Securities

            None

Item 4 -- Submission of Matters to a Vote of Security Holders

            None

Item 5 -- Other Information

            None

Item 6 -- Exhibits and reports on Form 8-K

            None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CNB FINANCIAL CORP.
                                     Registrant



Date: November   , 1996                 By:
                                            -----------------------------------
                                            Donald L. Brass
                                            President


Date: November   , 1996                 By:
                                            ------------------------------------
                                            Peter J. Corso
                                            Executive Vice President