Form 10-K
period 1996-12-31
CNB FINANCIAL CORP /NY/
filed 1997-03-31
CIK 883756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 33-45522


                               CNB FINANCIAL CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                   22-3203747
            --------                                   ----------
       (State incorporation)                          (IRS Employer
                                                   Identification Number)


                  24 Church Street, Canajoharie, New York 13317
                  ---------------------------------------------
           (Address of principal executive office including Zip Code)


        Registrant's Telephone Number including Area Code: (518) 673-3243


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $2.50
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67,947,957.

As of March 15, 1997, 3,870,930 shares of registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Documents                     Part of 10-K into which incorporated
              ---------                     ------------------------------------

Portions of the Annual Report to Shareholders               I, II
for the year ended December 31, 1996

Portions of Proxy Statement for Annual Meeting               III
of Shareholders to be held on May 15, 1997

================================================================================

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1996
                               CNB FINANCIAL CORP.

PART I                                                                          Page
                                                                                ----
Item 1.      Business..........................................................   1
Item 2.      Properties.........................................................  8
Item 3.      Legal Proceedings.................................................. 10
Item 4.      Submission of Matters to a Vote of Security Holders................ 10


PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder
             Matters............................................................ 10
Item 6.      Selected Financial Data............................................ 11
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................. 11
Item 8.      Financial Statements and Supplementary Data........................ 11
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................... 11

PART III

Item 10.     Directors and Executive Officers of the Registrant................. 11
Item 11.     Executive Compensation............................................. 12
Item 12.     Security Ownership of Certain Beneficial Owners and Management..... 12
Item 13.     Certain Relationships and Related Transactions..................... 12

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 12

ITEM 1. Business

GENERAL

CNB Financial Corp. (Corporation) is a one bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (Bank) which became the wholly owned subsidiary of the Corporation. The Corporation maintains its headquarters in Canajoharie, New York.

The principal business of the Corporation is to provide, through the Bank, comprehensive banking services through its network of eighteen branches located in six counties throughout Central New York.

In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Corporation. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

At December 31, 1996, the Corporation had assets of $585,627 million, deposits of $509,217 million, loans of $321,010 million and shareholders' equity of $48,391 million. A detailed discussion concerning the Corporation's financial condition is contained in Part II of this report.

BANKING SERVICES

The Bank provides a wide range of retail and commercial banking services for individuals and small to medium sized businesses primarily in its market area including accepting time, demand and savings deposits, and making secured and unsecured commercial, real estate and consumer loans. The Bank also makes certain insurance and investment products available to its customers through a third-party vendor. The Bank's lending activities are primarily in agricultural, commercial, real estate and consumer loans and indirect financing to automobile and manufactured housing dealers. Other services include safe deposit boxes, travellers checks, money orders, wire transfers, drive-in facilities, 24-hour depositories, ATM's and trust services. The Bank's retail approach is that of a community-oriented bank focusing on development of long-term customer relationships, personalized service, convenient locations, and meeting the needs of individuals and businesses in its market area.

GROWTH STRATEGY

The Bank's continued growth is dependent on the Bank obtaining additional customers. Toward this end, the Bank intends to continue expansion within its existing markets, as well as certain potential markets contiguous to the current service area. This growth may be accomplished by obtaining a greater market share within the Bank's existing markets as well as opening or acquiring new branches in both existing and new markets, and offering indirect consumer loan products.

COMPETITION

The banking business in the Bank's market area is highly competitive. The Bank competes actively with national and state banks, savings banks, savings and loan associations, credit unions, finance companies, money market funds, mortgage banks, insurance companies, brokerage firms and other non-bank institutions that provide one or more of the services offered.

The Bank has been able to compete effectively for deposits and loans because of its image as a community-oriented bank, the loyalty of its customers, and its emphasis on personalized banking services and local decision-making in its branch offices.

CONCENTRATION OF CONSUMER LENDING

The Bank's lending activities focus on consumer loans with a concentration in indirect financing provided through manufactured housing and automobile dealers. At December 31, 1996, approximately 19% of the Bank's total loan portfolio was concentrated in manufactured housing loans and approximately 7% was concentrated in automobile loans. Accordingly, a substantial portion of the Bank's loan portfolio is subject to the general risks associated with consumer lending. In the opinion of the Bank's management, however, the established nature of the individual dealers through which the Bank provides the indirect financing, as well as the Bank's extensive experience in assessing the quality of such loans, help offset the risks associated with these loans.

EXECUTIVE OFFICERS OF THE COMPANY AND BANK

The following table sets forth, as of December 31, 1996, selected information about the principal officers of the Corporation, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                                                                   Corporate
                                                                       Held         Employee           Shares of
Name (Age)                          Office and Position                Since         Since(1)           Stock(2)
----------                          -------------------                -----       ----------          ----------
Donald L. Brass (48)                President                           1993           1993              16,950
Peter J. Corso (53)                 V.P. & Treasurer                    1993           1993               5,655
Lawrence G. Knudsen (53)            Secretary                           1993           1993               3,416
Allan F. Woodmancy (56)             Asst. Secretary                     1996           1996               3,244

(1) All officers were previously employed by the Bank in various capacities as follows:

     Mr. Brass, President and CEO, hired in 1989. Previously employed as President of Moravia National Bank from 1987. He became CEO on January 1, 1992.

     Mr. Corso, Executive Vice President and Chief Financial Officer, has been employed by the Bank since 1986. He became Executive Vice President in April 1992.

     Mr. Knudsen, Senior Vice President and Operations Officer, joined the Bank in 1991 from Greater Providence Deposit.

     Mr. Woodmancy, Senior Vice President and Senior Lending Officer, joined the Bank in 1990 from Vanguard Federal Savings Bank.

(2)  Adjusted for 3 for 2 stock split on January 15, 1997.

EMPLOYEES

As of December 31, 1996, the Bank employs 276 persons (full-time equivalent). The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

TRANSACTIONS WITH AFFILIATES

The Bank is subject to restrictions under federal law which limits the extensions of credit to, and certain other transactions with, affiliates. Such transactions by the Bank with the Corporation are limited in amount to 10 percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements.

Certain regulations require the maintenance of minimum risk-based capital ratios, which are calculated with reference to risk-weighted assets. The Federal Reserve Board and the OCC have established guidelines for both the Corporation and the Bank, which are similar.

SUPERVISION AND REGULATION

GENERAL

The Corporation is a bank holding company subject to supervision and regulation of the Board of Governors of the Federal Reserve System pursuant to the BHCA, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, the Corporation's activities and those of its banking subsidiary are limited to the business of banking and activities closely related or incidental to banking.

The Office of the Comptroller of the Currency (OCC) is the primary bank supervisor of the Bank. The deposits of the Bank are insured by, and therefore are subject to the regulations of, the Federal Deposit Insurance Corporation
(FDIC), and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

SECURITIES AND EXCHANGE COMMISSION

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of various state securities administrators for matters relating to the offering, sale and issuance of its securities. In addition, the Company is required to register its Common Stock with the SEC and is subject to certain of the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation, insider trading, and tender offers.

REGULATION OF THE COMPANY AS A BANK HOLDING COMPANY

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company.

The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA would prohibit the Federal Reserve Board from approving an application from the Company to acquire shares of a bank located outside of New York, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto, or to approved the conduct of such activities by the holding company, itself. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA.

OCC SUPERVISION

The Bank is supervised and regularly examined by the Office of the Comptroller of the Currency ("OCC"). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank. As a national bank, the Bank is not subject to New York banking law.

FDIC INSURANCE ASSESSMENTS

The Corporation's subsidiary bank is subject to FDIC deposit insurance assessments. Pursuant to Section 7 of the Federal Deposit Insurance Act (12 U.S.C. 1817), as amended by Section 302 of the Federal Deposit Insurance Corporation Act of 1991, each institution has been assigned a risk based classification that is used to determine the annual assessment rate. Under this system an insured institution will be assessed at rates ranging from 0% to 27% depending on its capital and supervisory classifications. However, under Section 7 (b) (2) (A) (iii) of the FDI Act, the semiannual assessment for each member of a deposit insurance fund shall not be less than $1,000 ($2,000 annual). The Bank's premium for the assessment period beginning January 1, 1996, and ending December 31, 1996, was $2,000.

ECONOMIC AND MONETARY POLICIES

The operations of the Company and the Bank are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

Under the New York Business Corporation Law, the Company may pay dividends only if the Company is not insolvent and the payment would not render it insolvent. "Insolvent" means unable to pay debts as they become due in the usual course of business. Dividends may only be paid out of earned (and, under limited circumstances, capital) surplus, and the net assets of the Company remaining after the payment of the dividend must be at least equal to the amount of its stated capital.

In addition, the Company's ability to pay dividends to its shareholders is limited by the Bank's ability to pay dividends to the Company as its sole shareholder. The circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank subject to the jurisdiction of the Federal Reserve Board and the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1996, the Bank had $13,265,000 in retained earnings legally available for the payment of dividends.

In addition, the Federal Reserve Board and the OCC are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or an unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

BORROWINGS BY THE COMPANY

There are various legal restrictions on the extent to which the Company can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit be secured by designated amounts of specific collateral and are limited, as to the Company, to 10% of the Bank's capital stock and surplus, and as to the Company and any of its non-banking subsidiaries in the aggregate, to 20% of the Bank's capital stock and surplus. Federal law also required that transactions between the Bank and the Company or any non-banking subsidiaries of the Company, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms as least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

CAPITAL REQUIREMENTS

Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks. This support may be required during periods of financial stress or adversity, in circumstances where the Company might not do so absent such policy. A bank holding company is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of Federal Reserve Board regulation, or both.

The Federal Reserve Board has published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.00%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." The Company's Tier 1 capital and total risk-based capital ratios as of December 31, 1996 were 12.21% and 13.47%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Leverage Ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage Ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Leverage Ratio as of December 31, 1996 was 8.30%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Bank is subject to the same OCC capital requirements as those that apply to the Company.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of their communities (including low and moderate income neighborhoods) and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of branch or other deposit facilities, office relocations, and mergers or acquisitions of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act amended the Community Reinvestment Act to require, among other things, that the OCC make available to the public an evaluation of each bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. The OCC has assigned a rating of "satisfactory" to the Bank.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT

Recent federal legislation that affects the competitive environment for the Corporation and its subsidiaries includes the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") which, among other things, provides for the acquisition of thrift institutions by bank holding companies, increases deposit insurance assessments for insured banks, broadens the enforcement power of federal bank regulatory agencies, and provides that any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.

RECENT STATUTORY CHANGES

On December 9, 1991, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category. The Bank is currently classified as "well capitalized".

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions will be subject to restrictions on borrowing from the Federal Reserve System, effective December 19, 1993. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and may be placed into conservatorship or receivership.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, more stringent requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, further activity restricting prohibitions on dividends to the holding company and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

STATISTICAL DISCLOSURE PURSUANT TO GUIDE 3

Information required is incorporated by reference to pages 8 through 21 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 2. Properties

The executive offices of the Corporation are located at 24 Church Street, Canajoharie, New York.

The Administrative and Operations Complex of the Bank is located at 20 Mohawk Street, Canajoharie, New York.

The location of the Bank's offices, as well as certain information related to these offices are set forth below:

      Location                                                   Owned or Leased
      --------                                                   ---------------

24 Church Street, Canajoharie, NY....................................  Owned
Main Street, Cherry Valley, NY.......................................  Owned
Route 20, Duanesburg, NY.............................................  Owned
West Street, Edmeston, NY............................................  Owned
Main Street, Fonda, NY...............................................  Owned
Main Street, Middleburgh, NY.........................................  Owned
Dutchtown Plaza, Palatine Bridge, NY................................. Leased
W. Main Street, St. Johnsville, NY...................................  Owned
Corner Routes 10 & 20, Sharon Springs, NY............................  Owned
Canal Street, Fort Plain, NY.........................................  Owned
E. Main Street, Cobleskill, NY.......................................  Owned
Pyramid Mall, Johnstown, NY.......................................... Leased
E. Main Street, Richfield Springs, NY................................  Owned
339-341 Main Street, Schoharie, NY...................................  Owned
Route 28 South, Cooperstown, NY......................................      *
Newport Street, Middleville, NY......................................  Owned
Route 30, Amsterdam, NY..............................................  Owned
Super Kmart, Route 30, Amsterdam, NY................................. Leased

* The Bank owns the building in which its Cooperstown office is located, but leases the land pursuant to a long term lease

Properties and land owned and used by the Corporation at December 31, 1996, had a net book value of $9.7 million.

The Administrative and Operations Complex was financed through issuance of Taxable Industrial Revenue Bonds in 1995 and 1996. Final maturity on the bonds is May 1, 2025, with a portion being redeemed annually. Interest on the bonds will adjust weekly at a rate established by the Remarketing Agent.

The Bank leased properties from other parties for branch offices and operational services. For the year ended December 31, 1996, rental fees of $519,000 were paid on these facilities. See Note 4 (Premises and Equipment to the consolidated financial statements which appears in 30).

The premises occupied or leased are considered to be well located and suitably equipped to serve as banking facilities. In July, 1996, construction on the new Administrative and Operations Complex was completed in Canajoharie, New York, and occupied by the Bank.

ITEM 3. Legal Proceedings

The Corporation is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of other pending and threatened lawsuits will have a material effect on the Corporation's results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.

The Corporation's common stock commenced trading on the NASDAQ Stock Market on May 16, 1994, up until that time there was never an organized public trading market for the stock. The following table sets forth the high and low closing prices of the common stock of the Company and the dividends paid thereon during the periods indicated, adjusted for the three-for-two stock split of January 15, 1997.

                                       High              Low            Dividend
                                     --------          ------           --------
1996:
     First Quarter                   20                18-7/8             $.11
     Second Quarter                  19-13/16          18-5/16             .11
     Third Quarter                   18-13/16          17-5/8              .12
     Fourth Quarter                  18-7/8            17-5/8              .19
1995:
     First Quarter                   13-5/8            12                 $.10
     Second Quarter                  14-1/2            13                  .10
     Third Quarter                   15-1/8            13-1/2              .11
     Fourth Quarter                  19-5/8            15-5/16             .17

DIVIDEND POLICY

Since its formation in 1993, the Company, as the holding company of the Bank, has continued the payment of cash dividends in keeping with the Bank's historical payment of cash dividends. The Company (or the Bank prior to formation of the Company) has paid consecutive annual cash dividends for more than 40 years. It is the present intention of the Company's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and regulations, and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from the dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Company. Regulatory restrictions on the ability of Bank and Company to pay dividends are set forth in the "Supervision and Regulation - Limits on Dividends and Other Payments" section at Item 1, above.

ITEM 6. Selected Financial Data

The information required by this item appears on page 8 of the Registrant's 1996 Annual Report to Shareholders, under the caption "Financial Highlights"; and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Financial Condition and Results of Operations

The information required by this item appears on pages 9 through 21 of the Registrant's 1996 Annual Report to Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated January 30, 1997, appearing on pages 23 through 44 of the CNB Financial Corp. 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item, to the extent not included under the caption "Executive Officers of the registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's 1997 definitive proxy statement, for the annual meeting of stockholders on May 15, 1997 and is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representatives that no other reports were required, during the fiscal year ended December 31, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were satisfied.

ITEM 11. Executive Compensation

The information required by this item will appear under the caption "Executive Compensation" and "Transactions with directors and executive officers" in the Corporation's 1996 definitive proxy statement, for the annual meeting of stockholders on May 15, 1997 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will appear under the caption "Common stock ownership" in the Corporation's 1997 definitive proxy statement, for the annual meeting of stockholders on May 15, 1997 and is incorporated herein by reference.

ITEM 13. Certain Relationship and Related Transactions

The information required by this item will appear under the caption "Transactions with directors and executive officers" in the Corporation's 1997 definitive proxy statement, for the annual meeting of stockholders on May 15, 1996 and is incorporated herein by reference.

                                     PART IV

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of CNB Financial Corp. and subsidiaries are incorporated herein by reference to the indicated pages in the Company's 1996 Annual Report to Shareholders.

FINANCIAL STATEMENT                                        PAGE IN ANNUAL REPORT
-------------------                                        ---------------------

Report of Independent Accountant                                     23

Consolidated Balance Sheet as of December 31,
1996 and 1995                                                        24

Consolidated Statement of Income for the years
ended December 31, 1996, 1995 and 1994                               25

Consolidated Statement of Changes in Shareholders'
Equity for the years ended December 31, 1996, 1995 and 1994          26

Consolidated Statement of Cash Flows for the years
ended December 31, 1996, 1995 and 1994                               27

Notes to Consolidated Financial Statements                           28

(2) Financial statement schedules are omitted because the required information is either not applicable or is set forth elsewhere in the financial statements.

(3)    List of Exhibits

Exhibit Number Referred
to in Item 601 of                             Description of
Regulation S-K                                   Exhibit
-----------------------                       --------------

        3A Certificate of Incorporation of Registrant, previously filed with the Commission on March 4, 1992 as Exhibit B to the Company's Registration Statement on Form S-4 (No. 33-45522), and incorporated herein by reference.

        3B Bylaws of Registrant, previously filed with the Commission on March 4, 1992 as Exhibit C to the Company's Registration Statement on Form S-4 (No. 33-45522), and incorporated herein by reference.

       13                  1996 Annual Report to Shareholders

       24 Accountants Report: Manually signed Report of Independent Accountants included at page 20 of
                           Exhibit 13 to manually signed copy of this Form 10-K Annual Report.

(b) During the three-month period ended December 31, 1996, the Registrant filed no current report on Form 8-K.

(c) See 14(a)(3) above.

(d) See 14(a)(2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB FINANCIAL CORP.

                                 By: /s/ DONALD L. BRASS
                                     ---------------------------
                                     Donald L. Brass, President

                                 Dated:  March 24, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                           Date
       ---------                          -----                           ----

/s/ DONALD L. BRASS            President and Director                    3/24/97
--------------------------
Donald L. Brass


/s/ PETER J. CORSO             Vice President  and Treasurer             3/24/97
--------------------------
Peter J. Corso


/s/ DAVID J. NOLAN             Director                                  3/24/97
--------------------------
David J. Nolan


    /s/ J. CARL BARBIC         Director                                  3/24/97
--------------------------
J. Carl Barbic


/s/ ALLEN H. SAMUELS           Director                                  3/24/97
--------------------------
Allen H. Samuels


/s/ JOSEPH A. SANTANGELO       Director                                  3/24/97
--------------------------
Joseph A. Santangelo


/s/ C. WENDELL SMITH           Director                                  3/24/97
--------------------------
C. Wendell Smith


/s/ D. THEODORE ROBINSON       Director                                  3/24/97
--------------------------
D. Theodore Robinson


/s/ VANNESS ROBINSON           Director                                  3/24/97
--------------------------
VanNess Robinson


/s/ JOHN P. WOODS              Director                                  3/24/97
--------------------------
John P. Woods, Jr.