Form 10-K/A
period 1996-12-31
CNB FINANCIAL CORP /NY/
filed 1997-04-15
CIK 883756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

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

                                 Dated:  April 11, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                           Date
       ---------                          -----                           ----

/s/ DONALD L. BRASS            President and Director                    4/11/97
--------------------------
Donald L. Brass


/s/ PETER J. CORSO             Vice President  and Treasurer             4/11/97
--------------------------
Peter J. Corso


/s/ DAVID J. NOLAN             Director                                  4/11/97
--------------------------
David J. Nolan


/s/ J. CARL BARBIC             Director                                  4/11/97
--------------------------
J. Carl Barbic


/s/ ALLEN H. SAMUELS           Director                                  4/11/97
--------------------------
Allen H. Samuels


/s/ JOSEPH A. SANTANGELO       Director                                  4/11/97
--------------------------
Joseph A. Santangelo


/s/ C. WENDELL SMITH           Director                                  4/11/97
--------------------------
C. Wendell Smith


/s/ D. THEODORE ROBINSON       Director                                  4/11/97
--------------------------
D. Theodore Robinson


/s/ VANNESS ROBINSON           Director                                  4/11/97
--------------------------
VanNess Robinson


/s/ JOHN P. WOODS, JR.         Director                                  4/11/97
--------------------------
John P. Woods, Jr.