Form 10-Q
period 1997-03-31
CNB FINANCIAL CORP /NY/
filed 1997-05-14
CIK 883756

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

                 For the Quarterly period ending March 31, 1997


                         Commission File Number 33-45522



                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  NEW YORK                                22-3203747
      -------------------------------                 -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)



     24 CHURCH STREET, CANAJOHARIE N.Y.                      13317
  ---------------------------------------                  ----------
  (Address of principal executive offices)                 (Zip code)



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

                           Yes  X       No
                               ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                              NUMBER OF SHARES OUTSTANDING
                 CLASS                             ON MARCH 31, 1997
      -----------------------------           ----------------------------
      Common Stock, $2.50 par value                 3,870,930 Shares

================================================================================

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

                  1. Consolidated Statement of Condition ................     3

                  2. Consolidated Statement of Operations ...............     4

                  3. Consolidated Statement of Changes in
                      Stockholders' Equity ..............................     5

                  4. Consolidated Statement of Cash Flows ...............     6

                  5. Notes to Consolidated Financial Statements .........     7

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

          Item 6. Exhibits and reports on Form 8-K

SIGNATURES

                          PART 1. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               CNB FINANCIAL CORP.

                       CONSOLIDATED STATEMENT OF CONDITION
                                  In thousands

                                                         March 31,  December 31,
                                                           1997        1996
                                                         --------    --------
                                                              (unaudited)
ASSETS:

Cash and due from banks ...............................  $ 20,960    $ 15,536
Federal funds sold ....................................         0         700
Investment securities available for sale ..............   128,286     130,973
Investment securities held to maturity, market value
  of $114,875 in 1997 and $108,380 in 1996 ............   112,914     104,770
Loans, net of allowance for possible loan
  losses and unearned income ..........................   309,812     312,643
Accrued interest receivable ...........................     5,537       4,914
Premises and equipment ................................     9,763       9,673
Deferred taxes ........................................     4,020       3,543
Other assets ..........................................     3,231       2,875
                                                         --------    --------
   TOTAL ASSETS .......................................  $594,523    $585,627
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:

Noninterest-bearing deposits ..........................  $ 48,117    $ 50,313
Interest-bearing deposits .............................   460,602     458,904
                                                         --------    --------
   Total Deposits .....................................   508,719     509,217

Federal funds purchased and securities
  sold under agreements to repurchase .................    22,672      13,854
Interest, taxes and other liabilities .................     7,047       6,852
Long-term borrowings ..................................     7,235       7,313
                                                         --------    --------
   Total Liabilities ..................................   545,673     537,236
                                                         --------    --------
Stockholders' Equity:

Common stock, $2.50 par, 5,000,000 shares authorized,
  3,870,930 shares and 3,870,596 shares, issued and
  outstanding in 1997 and 1996, respectively ..........     9,677       9,676
Capital in excess of par value ........................     5,847       5,842
Retained earnings .....................................    35,524      34,170
Security valuation adjustment .........................    (2,198)     (1,274)
Treasury Stock, at cost, 1,250 shares in 1996 .........      --           (23)
                                                         --------    --------
   Total Stockholders' Equity .........................    48,850      48,391
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............  $594,523    $585,627
                                                         ========    ========

                               CNB FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      In thousands (except per share data)


                                                          Three months ended
                                                               March 31,
                                                        ---------------------
                                                          1997          1996
                                                        -------       -------
                                                             (unaudited)
INTEREST INCOME:
  Loans, including fees ............................    $ 7,407       $ 7,553
  Investment securities ............................      4,123         3,791
  Federal funds sold and other .....................         91           160
                                                        -------       -------
                                                         11,621        11,504
                                                        -------       -------
INTEREST EXPENSE:
  Deposits .........................................      4,966         5,205
  Borrowings .......................................        307           244
                                                        -------       -------
                                                          5,273         5,449
                                                        -------       -------
    NET INTEREST INCOME ............................      6,348         6,055
  Provision for loan losses ........................        125           275
                                                        -------       -------
    NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES ..............................      6,223         5,780
                                                        -------       -------
OTHER INCOME:
  Service charges on deposit accounts ..............        363           295
  Gain from sale of investment securities ..........        261           460
  Other ............................................        334           268
                                                        -------       -------
                                                            958         1,023
                                                        -------       -------
OTHER EXPENSE:
  Salaries and employee benefits ...................      2,255         2,112
  Occupancy and equipment expense ..................        437           436
  Other ............................................      1,892         1,669
                                                        -------       -------
                                                          4,584         4,217
                                                        -------       -------
  Income before income taxes .......................      2,597         2,586
  Income taxes .....................................        779           723
                                                        -------       -------
NET INCOME .........................................      1,818         1,863
                                                        =======       =======
EARNINGS PER SHARE .................................    $  0.47       $  0.46
                                                        =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS) .......................      3,868         4,040
                                                        =======       =======

                                                      CNB FINANCIAL CORP.

                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         In thousands

                                                                Additional               Securities
                                                     Common      Paid in     Retained     Valuation      Treasury
                                                     Stock       Capital     Earnings     Adjustment       Stock        Total
                                                     ------      -------     --------     ----------      -------      -------
                                                                                  (unaudited)

Balance at December 31, 1995 ...................     $6,680      $10,346      $30,243       $   339      ($   175)     $47,433

  Net income -- 1996 ...........................       --           --          7,157          --            --          7,157

  Cash dividends, $.53 per share ...............       --           --         (2,080)         --            --         (2,080)

  Stock  retirement ............................       (250)      (1,399)      (1,150)         --           2,799         --

  Issuance of shares for options
    and Dividend Reinvestment Plan .............         21          120         --            --             452          593

  Securities valuation adjustment ..............       --           --           --          (1,613)         --         (1,613)

  Three-for-two stock split ....................      3,225       (3,225)        --            --            --           --

  Purchase of treasury stock ...................       --           --           --            --          (3,099)      (3,099)
                                                     ------      -------      -------       -------       -------      -------
Balance at December 31, 1996 ...................      9,676        5,842       34,170        (1,274)          (23)      48,391
                                                     ------      -------      -------       -------       -------      -------

  Net income -- 1997 ...........................       --           --          1,818          --            --          1,818

  Cash dividends, $.12 per share ...............       --           --           (464)         --            --           (464)

  Issuance of shares for options
    and Dividend Reinvestment Plan .............          1            5         --            --            --              6

  Securities valuation adjustment ..............       --           --           --            (924)         --           (924)

  Purchase of treasury stock ...................       --           --           --            --             (86)         (86)

  Issuance of shares for the Dividend
    Reinvestment Plan ..........................       --           --           --            --             109          109
                                                     ------      -------      -------       -------       -------      -------
BALANCE MARCH 31, 1996 .........................     $9,677      $ 5,847      $35,524       ($2,198)      $     0      $48,850
                                                     ======      =======      =======       =======       =======      =======

                                           CNB FINANCIAL CORP.

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                              In thousands

                                                                                      Three months
                                                                                     ended March 31,
                                                                                ------------------------
                                                                                  1997            1996
                                                                                --------        --------
                                                                                      (unaudited)

Cash flows from operating activities:
  Interest received .......................................................     $ 10,998        $ 10,989

  Fees and service charges ................................................          643             565
  Interest paid ...........................................................       (5,604)         (5,791)
  Cash paid to suppliers and employees ....................................       (4,828)         (4,114)
  Income taxes paid .......................................................          (51)           (200)
  Trading portfolio activity, net .........................................         --            (5,704)
                                                                                --------        --------
           Net cash (used in) and provided by operating activities.........        1,158          (4,255)
                                                                                --------        --------
Cash flows from investing activities:
   Purchase of investment securities:
      Held to maturity ....................................................       (9,538)         (3,565)
      Available for sale ..................................................      (20,978)        (35,552)
   Proceeds from sales of investment securities:
      Held to maturity ....................................................         --              --
      Available for sale ..................................................       21,586          24,735
   Proceeds from maturities of investment securities:
      Held to maturity ....................................................        1,394           2,510
      Available for sale ..................................................          939           4,627
   Net decrease (increase) in loans .......................................        2,706            (850)
   Purchase of premises and equipment .....................................         (350)         (1,087)
                                                                                --------        --------
            Net cash flows used in investing activities ...................       (4,241)         (9,182)
                                                                                --------        --------
Cash flows from financing activities:
  Net (decrease) increase in deposits .....................................         (498)         16,816
  Net increase in short term borrowings ...................................        8,818           1,303
  Payments on long term funds borrowed ....................................          (78)            (76)
  Dividends paid ..........................................................         (464)           (440)
  Proceeds from issuance of common stock ..................................            6              19
  Purchase of treasury stock ..............................................          (86)           --
  Issuance of share for the Dividend Reinvestment Program .................          109              22
                                                                                --------        --------
           Net cash flows from financing activities .......................        7,807          17,644
                                                                                --------        --------
  Net increase in cash and cash equivalents ...............................        4,724           4,207
  Cash and cash equivalents at beginning of year ..........................       16,236          24,200
                                                                                --------        --------
           Cash and cash equivalents at end of quarter ....................       20,960          28,407
                                                                                ========        ========
Reconciliation of net income to cash provided by
  operating activities:
    Net income ............................................................        1,818           1,863
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .....................................          260             145
        Provision for loan loss ...........................................          125             275
        Trading portfolio net purchases ...................................         --            (5,704)
        Gain on securities ................................................         (261)           (724)
        Increase in interest receivable ...................................         (623)           (515)
        Increase in accrued expenses ......................................          195             536
        Increase in other assets ..........................................         (356)           (131)
                                                                                --------        --------
                                                                                $  1,158        ($ 4,255)
                                                                                ========        ========

                               CNB FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997


1. FINANCIAL

The accompanying unaudited consolidated financial statements present the consolidated statements of condition, operations, stockholders' equity, and cash flows of CNB Financial Corp. for the three months ended March 31, 1997 and 1996.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to instructions to Form 10-Q and Rules 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

FASB 125

In June 1996, a Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has increased, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

This Statement, as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The provisions of this Statement will be adopted by the Bank if they are deemed to be material.

                               CNB FINANCIAL CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis sets forth the major factors which affected the Corporation's results of operations and financial condition reflected in the unaudited financial statements for the quarters ended March 31, 1997 and 1996.

The Corporation reported net income of $1,818,000 for three months ended March 31, 1997. The earnings, compared to the $1,863,000 earned for the same period last year, are down $45,000 or 2%. Net income per share was $.47 and $.46 for the respective periods.

RESULTS OF OPERATIONS

Interest income increased from $11,504,000 to $11,621,000, $117,000 (1%). The increase is attributed to the increase in total earning assets offset by a decrease in yield from 8.52% to 8.33% for the current period. Interest expense decreased from $5,449,000, to $5,273,000, $176,000 (31%). The average cost of funds decreased to 3.92% from 4.60% for the quarter ended March 31, 1996.

The resulting net interest income increased by $293,000 for the comparable quarters. The net interest rate spread increased from 3.92% in the first quarter of 1996, to 4.41% in the current quarter.

The provision for loan losses was decreased from $275,000 to $125,000 during the quarter. The allowance for loan losses decreased to $8,204,000 on March 31, 1997 from $8,468,000 on March 31, 1996 while the non-performing loans increased from $3,929,000 to $4,714,000 (20%) during the quarter.

 The allowance for loan losses was as follows:

                                          Quarter Ended           Year Ended
                                         March 31, 1997         Dec. 31, 1996
                                         --------------         -------------

Balance, beginning of year .............   $8,367,000             $8,463,000
Additions:
  Charged to expense ...................      125,000                635,000
                                           ----------             ----------
                                            8,492,000              9,098,000
                                           ----------             ----------

Charge offs ............................      377,000              1,297,000
Recoveries .............................       89,000                566,000
                                           ----------             ----------
Net loans charged off ..................      288,000                731,000
                                           ----------             ----------
Balance, end of period .................   $8,204,000             $8,367,000
                                           ==========             ==========


Other income decreased from $1,023,000 to $958,000, $65,000 (7%), due to a decline in security gains taken.

Other expenses rose by $367,000 (9%) during the period. The largest increase was in employee cost, $143,000 (7%).

The income tax provision increased from $723,000 to $779,000 due to an increase in the effective tax rate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31,1996 TO MARCH 31,1997

Consolidated total assets increased to $594,523,000 at March 31, 1997; compared to $585,627,000 at December 31, 1996, an increase of $8,896,000, or 1.5%.

Investment securities in the Held-to-Maturity account have increased from $104,770,000 to $112,914,000, $8,144,000, and the corresponding market values have increased from $108,380,000 to $114,875,000, or $6,495,000. The
Available-for-Sale portfolio (at market value) decreased from $130,973,000 to $128,286,000, or $2,687,000 (2%).

Net loans decreased from $312,643,000 to $309,812,000 or $2,831,000 (1%) during the reporting period. The mix of loans remained consistent during the period. The allowance for loan losses represented 2.58% coverage of total loans and 174% of non-performing loans at March 31, 1997 vs. 2.61% and 187% at December 31, 1996.

Total deposits decreased $498,000 from December 31, 1996 to March 31, 1997. Borrowings at the quarter end were $11,325,000. There were no borrowings at December 31, 1996.

At March 31, 1997, the Corporation had total shareholder' equity of $48,850,000, an increase of $459,000 from year end. Net earnings for the quarter were $1,818,000 of which $464,000 was paid out in dividends. The market value of the available for sale portion of the investment portfolio declined by $924,000 during the quarter. Central National Bank, the main subsidiary, had total equity of $45,842,000 and a core capital ratio of 7.79%, compared to $45,480,000 and 7.84% at year-end.

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


                               CNB FINANCIAL CORP.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     None

ITEM 2 -- CHANGES IN SECURITIES

On December 17, 1996, the Board of Directors declared a three-for-two stock split to holders of record as of December 31, 1996. The split was distributed on January 15, 1997. The number of shares issued increased from 2,580,397, immediately prior to the split, to 3,870,596 after the split.

On February 18, 1997, the Board of Directors authorized the repurchase of up to 236,000 of its outstanding shares in the open market during the period March 15, 1997 to March 15, 1998.

ITEM 3 -- DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The approval of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares from 5,000,000 to 10,000,000.

ITEM 5 -- OTHER INFORMATION

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CNB FINANCIAL CORP.
                                           Registrant


Date:  May 9, 1997                         By: DONALD L. BRASS
                                               ---------------------------
                                               Donald L. Brass
                                               President


Date:  May 9, 1997                         By: PETER J. CORSO
                                               ---------------------------
                                               Peter J. Corso
                                               Vice President