Form 10-Q
period 1997-06-30
CNB FINANCIAL CORP /NY/
filed 1997-08-14
CIK 883756

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

                  For the Quarterly period ending June 30, 1997

                         Commission File Number 33-45522



                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW YORK                                          22-3203747
   -------------------------------                           ------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


   24 CHURCH STREET, CANAJOHARIE N.Y.                              13317
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)


                  Registrant's telephone number (518) 673-3243


Indicated by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              NUMBER OF SHARES OUTSTANDING
                     CLASS                         ON JUNE 30, 1997
         -----------------------------        ----------------------------
         Common Stock, $2.50 par value             3,871,929 Shares

================================================================================

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 1. Consolidated Statement of Condition ..................    3

                 2. Consolidated Statement of Operations .................    4

                 3. Consolidated Statement of Changes in
                       Stockholders' Equity ..............................    5

                 4. Consolidated Statement of Cash Flows .................    6

                 5. Notes to Consolidated Financial Statements ...........    7

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

         Item 6. Exhibits and reports on Form 8-K

SIGNATURES

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              CNB FINANCIAL CORP.

                      CONSOLIDATED STATEMENT OF CONDITION
                                  In thousands


                                                          June 30,  December 31,
                                                            1997        1996
                                                        ----------  ------------
                                                        (unaudited)
ASSETS:

Cash and due from banks ...............................   $ 22,561    $ 15,536
Federal funds sold ....................................          0         700
Investment securities available for sale ..............    128,239     130,973
Investment securities held to maturity, market value
  of $117,984 in 1997 and $108,380 in 1996 ............    114,589     104,770
Loans, net of allowance for possible loan losses
  and unearned income .................................    322,016     312,643
Accrued interest receivable ...........................      5,219       4,914
Premises and equipment ................................      9,721       9,673
Deferred taxes ........................................      3,345       3,543
Other assets ..........................................      3,622       2,875
                                                          --------    --------
    TOTAL ASSETS ......................................   $609,312    $585,627
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing deposits ..........................   $ 55,855    $ 50,313
Interest-bearing deposits .............................    471,485     458,904
                                                          --------    --------
    Total Deposits ....................................    527,340     509,217

Federal funds purchased and securities
    sold under agreements to repurchase ...............     17,115      13,854
Interest, taxes and other liabilities .................      6,073       6,852
Long-term borrowings ..................................      7,094       7,313
                                                          --------    --------
    Total Liabilities .................................    557,622     537,236
                                                          --------    --------
Stockholders' Equity:
Common stock, $2.50 par, 10,000,000 shares authorized,
  3,871,929 shares and 3,870,596 shares, issued and
  outstanding in 1997 and 1996, respectively ..........      9,680       9,676
Capital in excess of par value ........................      5,856       5,842
Retained earnings .....................................     37,058      34,170
Security valuation adjustment .........................       (889)     (1,274)
Treasury Stock, at cost, 672 and 1,250 shares in 1997
  and 1996, respectively ..............................        (15)        (23)
                                                          --------    --------
   Total Stockholders' Equity .........................     51,690      48,391
                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $609,312    $585,627
                                                          ========    ========

                                      CNB FINANCIAL CORP.

                             CONSOLIDATED STATEMENT OF OPERATIONS
                             In thousands (except per share data)

                                                 Three months ended         Six months ended
                                                      June 30,                  June 30,
                                                 ------------------       --------------------
                                                  1997        1996         1997         1996
                                                 ------      ------       -------      -------
                                                                 (Unaudited)

INTEREST INCOME:
  Loans, including fees ......................   $7,587      $7,548       $14,994      $15,101
  Investment securities ......................    4,516       4,022         8,639        7,813
  Federal funds sold and other ...............      128         161           219          321
                                                 ------      ------       -------      -------
                                                 12,231      11,731        23,852       23,235
                                                 ------      ------       -------      -------
INTEREST EXPENSE:
  Deposits ...................................    5,443       5,201        10,409       10,406
  Borrowings .................................      243         261           550          505
                                                 ------      ------       -------      -------
                                                  5,686       5,462        10,959       10,911
                                                 ------      ------       -------      -------
   NET INTEREST INCOME .......................    6,545       6,269        12,893       12,324
     Provision for loan losses ...............        0          65           125          340
                                                 ------      ------       -------      -------
   NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES .......................    6,545       6,204        12,768       11,984
                                                 ------      ------       -------      -------
OTHER INCOME:
  Service charges on deposit accounts ........      438         344           801          639
  Gain from sale of investment securities ....       27          53           288          513
  Other ......................................      268         255           602          523
                                                 ------      ------       -------      -------
                                                    733         652         1,691        1,675
                                                 ------      ------       -------      -------
OTHER EXPENSE:
  Salaries and employee benefits .............    2,146       2,186         4,401        4,298
  Occupancy and equipment expense ............      475         413           912          849
  Other ......................................    1,803       1,926         3,695        3,595
                                                 ------      ------       -------      -------
                                                  4,424       4,525         9,008        8,742
                                                 ------      ------       -------      -------
  Income before income taxes .................    2,854       2,331         5,451        4,917
  Income taxes ...............................      856         633         1,635        1,356
                                                 ------      ------       -------      -------
NET INCOME ...................................   $1,998      $1,698        $3,816       $3,561
                                                 ======      ======        ======       ======
EARNINGS PER SHARE ...........................    $0.52       $0.42         $0.99        $0.88
                                                 ======      ======        ======       ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS) .................    3,869       4,047         3,869        4,046
                                                 ======      ======        ======       ======




                                                CNB FINANCIAL CORP.
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    (Unaudited)

                                                              Additional             Securities
                                                    Common     Paid in    Retained   Valuation    Treasury
In thousands                                        Stock      Capital    Earnings   Adjustment     Stock       Total
------------                                        ------    ---------   --------   -----------   --------     -----
Balance at December 31, 1995 ..................     $6,680     $10,346    $ 30,243     $   339     ($  175)    $47,433

  Net income - 1996 ...........................       --          --         7,157        --          --         7,157

  Cash dividends, $.53 per share ..............       --          --        (2,080)       --          --        (2,080)

  Stock retirement ............................       (250)     (1,399)     (1,150)       --         2,799        --

  Issuance of shares for options
     and Dividend Reinvestment Plan ...........         21         120        --          --           452         593

  Securities valuation adjustment .............       --          --          --        (1,613)       --        (1,613)

  Three-for-two stock split ...................      3,225      (3,225)       --          --          --          --

  Purchase of treasury stock ..................       --          --          --          --        (3,099)     (3,099)
                                                    ------     -------     -------    --------     -------     -------
Balance at December 31, 1996 ..................      9,676       5,842      34,170      (1,274)        (23)     48,391
                                                    ------     -------     -------    --------     -------     -------
  Net income - 1997 ...........................       --          --         3,816        --          --         3,816

  Cash dividends, $.12 per share ..............       --          --          (928)       --          --          (928)

  Issuance of shares for options
     and Dividend Reinvestment Plan ...........          4          14        --          --          --            18

  Securities valuation adjustment .............       --          --          --           385        --           385

  Purchase of treasury stock ..................       --          --          --          --          (218)       (218)

  Issuance of shares for the Dividend
     Reinvestment Plan ........................       --          --          --          --           226         226
                                                    ------     -------     -------    --------     -------     -------
BALANCE JUNE 30, 1997 .........................     $9,680     $ 5,856     $37,058    ($   889)    ($   15)    $51,690
                                                    ======     =======     =======    ========     =======     =======




                                                CNB FINANCIAL CORP.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               Six months ended June 30,
                                                                               -------------------------
In thousands                                                                     1997             1996
------------                                                                   --------         --------
                                                                                      (unaudited)
Cash flows from operating activities:

         Interest received ..................................................  $ 23,547        $ 22,804
         Fees and service charges ...........................................     1,334           1,315
         Interest paid ......................................................   (11,341)        (11,441)
         Cash paid to suppliers and employees ...............................    (9,684)         (8,005)
         Income taxes paid ..................................................    (1,525)         (1,530)
         Trading portfolio activity, net                                              3            (268)
               Net cash provided by operating activities ....................     2,334           2,875
                                                                               --------        --------
Cash flows from investing activities:

         Purchase of investment securities:
            Held to maturity ................................................   (15,129)         (9,887)
            Available for sale ..............................................   (42,821)        (59,883)
         Proceeds from sales of investment securities:
            Available for sale ..............................................    43,785          40,741
         Proceeds from maturities of investment securities:
            Held to maturity ................................................     5,267           5,856
            Available for sale ..............................................     2,681           8,779
         Net increase in loans ..............................................    (9,498)         (3,723)
         Purchase of premises and equipment .................................      (557)         (3,469)
                                                                               --------        --------
               Net cash flows used in  investing activities .................   (16,272)        (21,586)
                                                                               --------        --------
Cash flows from financing activities:

         Net increase (decrease) in deposits ................................    18,123         (12,731)
         Net increase in short term borrowings ..............................     3,262          24,732
         Payments on long term funds borrowed ...............................      (220)           (151)
         Bonds issued .......................................................      --              1,000
         Dividends paid .....................................................      (928)           (880)
         Proceeds from issuance of common stock .............................        18             106
         Purchase of treasury stock .........................................      (218)           --
         Issuance of shares for the Dividend Reinvestment Program ...........       226              39
                                                                               --------        --------
               Net cash flows from financing activities .....................    20,263          12,115
                                                                               --------        --------
         Net increase (decrease) in cash and cash equivalents ...............     6,325          (6,596)
         Cash and cash equivalents at beginning of year .....................    16,236          24,200
                                                                               --------        --------
               Cash and cash equivalents at end of quarter ..................    22,561          17,604
                                                                               --------        --------
Reconciliation of net income to cash provided by
  operating activities:
         Net income .........................................................     3,816           3,561
         Adjustments to reconcile net income to net cash
           provided by operating activities:
         Depreciation and amortization ......................................       509             298
         Provision for loan loss ............................................       125             340
         Trading portfolio net purchases ....................................         3            (268)
         Gain on securities .................................................      (288)           (513)
         Increase in interest receivable ....................................      (305)           (431)
         (Decrease) increase in accrued expenses ............................      (779)            162
         Increase in other assets ...........................................      (747)           (274)
                                                                               --------        --------
                                                                               $  2,334        $  2,875
                                                                               ========        ========

                                 CNB FINANCIAL CORP.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

1.  Financial

The accompanying unaudited consolidated financial statements present the consolidated statements of condition, operations, stockholders' equity, and cash flows of CNB Financial Corp. for the three and six months ended June 30, 1997 and 1996.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to instructions to Form 10-Q and Rules 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997 with all prior periods being restated. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement is not expected to change earnings per share as reported for the quarter ended June 30, 1997.

This quarterly report on Form 10-Q (the "10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the 10-Q, including, without limitations, in conjunction with the forward-looking statements included in this 10-Q.

                                 CNB FINANCIAL CORP.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis sets forth the major factors which affected the Corporation's results of operations and financial condition reflected in the unaudited financial statements for the quarters ended June 30, 1997 and 1996.

The Corporation reported net income of $3,816,000 for six months ended June 30, 1997. The earnings compared to the $3,561,000 earned for the same period last year, are up $255,000 or 7%. Net income per share was $.99 and $.88 for the respective periods.

Net income for the quarter ended June 30, 1997 was $1,998,000 compared to $1,698,000 for the same period in 1996, an increase of $300,000 or 18%. Net income per share was $.52 for the quarter and $.42 for the same quarter of last year.


RESULTS OF OPERATIONS


                SIX MONTHS ENDING JUNE 30, 1997 VS. JUNE 30, 1996

Interest income increased from $23,235,000 to $23,852,000, (3%). The increase resulted from increases in average earnings assets of $20,129,000 but a decrease in average yield from 8.50% to 8.34%.

The increases in average earning assets include growth in the loan portfolio of $3,957,000, and securities of $19,998,000. The decrease in yield is a reflection of general overall rate decreases which have created lower rates on new loans.

Total interest expense increased $48,000 for the six month period ended June 30, 1997 compared to the same period in 1996. The average cost of funds for the period decreased from 4.17% at June 30, 1996 to 3.98% at June 30, 1997.

The net interest income increased by $569,000 (5%) for the six months ended June 30, 1997 when compared to the same period of 1996.

The Corporation recorded a loan loss provision of $125,000 for the six months ended June 30, 1997, a decrease of $215,000 from the $340,000 recorded for the same period of 1996. Recoveries for the period exceeded write-offs by $174,000.

Activity in the allowance for loan losses was as follows:

                                        Six Month's Ended          Year Ended
                                         June 30, 1997           Dec. 31, 1996
                                         -------------           -------------

Balance, beginning of year ............   $8,367,000               $8,463,000
Additions:
Charged to expense ....................      125,000                  635,000
                                                                   ----------
                                           8,492,000                9,098,000
                                          ----------               ----------

Charge offs ...........................      813,000                1,297,000
Recoveries ............................      987,000                  566,000
                                          ----------               ----------
Net loans charged off .................     (174,000)                 731,000
                                          ----------               ----------
Balance, end of period ................   $8,666,000               $8,367,000
                                          ----------               ----------

Other income excluding security transactions increased $241,000 (21%) for the six month period ended June 30, 1997, compared to the corresponding period for 1996. The increase is primarily due to higher fee income ($162,000) on demand deposit accounts.

Other expenses increased $266,000 (3%) for the corresponding six month period. The increase is primarily related to increases in data processing, professional fees and salary costs.

The provision for income taxes for the six month period was $1,635,000 compared to $1,356,000 for last year, the effective rates for each period were 30.0% and 27.6% respectively.

Three Month Period April 1, 1997 to June 30, 1997 compared to the comparable period last year

Total interest income increased from $11,731,000 to $12,231,000, or $500,000 (4%). The increase is attributable to the growth in earning assets during the period. Interest expense during the period increased from $5,462,000 to $5,686,000, $224,000 (4%). The yield on the earning assets decreased 24 basis points from 8.64% to 8.40%. The average cost of funds during the quarter increased from 4.12% to 4.24%, an increase of 12 basis points when compared to the same period last year.

The net interest income for the quarter increased $276,000 from $6,269,000 to $6,545,000 or 4%.

There was no provision for loan losses during the quarter, $65,000 was provided during the same quarter of last year. This year recoveries during the quarter totaled $898,000, while write-offs were $436,000; net recoveries of $462,000.

Other income, excluding security gains, increased $107,000 (18%) from $599,000 to $706,000. The major increases were in deposit account service fees.

Other expenses decreased by $101,000 (2%) during the period. Employee benefit costs and investment reserve reductions are primarily responsible for the lower expenses.

The effective tax rate for 1996 was lower due to the recovery of Federal taxes resulting from audits of the 1993 and 1994 tax returns. The rate for 1997 is 30.0%, while 1996 was 27.2% for the quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


                         CHANGES IN FINANCIAL CONDITION FROM
                          DECEMBER 31,1996 TO JUNE 30,1997


Consolidated total assets increased to $609,312,000 at June 30, 1997; compared to $585,627,000 at December 31, 1996, an increase of $23,685,000, or 4%.

Investment securities in the Held-to-Maturity account have increased from $104,770,000 to $114,589,000, or $9,819,000 (9%) and the corresponding market values from $108,380,000 to $117,984,000, or $9,604,000 (9%). The
Available-for-Sale portfolio has decreased from $130,973,000 to $128,239,000, $2,734,000 (2%), in order to fund the liquidity needs created by the failure of New York State to adopt their fiscal budget in a timely manner. The increase in both sections of the portfolio are primarily in U.S. Government Agency Instruments.

Net loans increased by $9,373,000 or 3%. Total loans were $330,682,000 up from $321,010,000 at December 31, 1996. The allowance for loan losses at June 30, 1997 was $8,666,000, a $299,000 (4%) increase from $8,367,000 at December 31,
1996. As of June 30, 1997 the allowance for loan losses represented 2.62% of total loans and 261% of the non-performing loans, this compares to 2.61% and 187% at December 31, 1996. Charged off loans for the six months were $813,000 compared to $1,297,000 for the year ended December 31, 1996. Recoveries for the six month period were $987,000 versus $566,000 for the year 1996.

Non-accrual loans have decreased from $3,253,000 to $1,974,000, a total of $1,279,000 or 39% during the first six months of 1997. Primarily responsible for this decrease was a settlement reached with Milltowne Plaza which resulted in a settlement of the $1,214,000 balance. Past due loans over 90 days increased $117,000 (9%) to $1,343,000.

Total deposits increased from $509,217,000 to $527,340,000, $18,123,000 (4%).
The non-interest bearing deposits grew by 11% to $55,855,000, while the interest bearing deposits increased 3% to $471,485,000.

At June 30, 1997, total stockholders equity has increased by $3,299,000, from December 31, 1996. The main subsidiary had total equity of $48,768,000, core capital of 8.09% at June 30, 1997, compared to $45,480,000 and 7.84% at December 31, 1996.

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

                                 CNB Financial Corp.
                             Part II - Other Information


Item 1--Legal Proceedings

        None

Item 2--Changes in Securities

        At the May 15, 1997, annual meeting of CNB Financial Corp., the stockholders authorized an increase from 5,000,000 to 10,000,000 shares of common stock.

Item 3--Defaults on Senior Securities

        None

Item 4--Submission of Matters to Vote of Security Holders

        The annual meeting of CNB Financial Corp. was held on May 15, 1997. At the meeting the following directors were elected for terms expiring in 2000: VanNess D. Robinson, Joseph A. Santangelo and John P. Woods, Jr.


Item 5--Other Information

        None.

Item 6--Exhibits and Reports on Form 8-K

        None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CNB FINANCIAL CORP.
                                          Registrant


Date:  July   , 1997                       By: /s/ DONALD L. BASS
                                               ---------------------------------
                                               Donald L. Brass
                                               President


Date:  July  , 1997                        By: /s/ PETER J. CORSO
                                               ---------------------------------
                                               Peter J. Corso
                                               Vice President