Form 10-Q
period 1997-09-30
CNB FINANCIAL CORP /NY/
filed 1997-11-14
CIK 883756

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                               -------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly period ending September 30, 1997


                         Commission File Number 33-45522
                                                --------

                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEW YORK                                     22-3203747
     --------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)


                    24 CHURCH STREET, CANAJOHARIE N.Y. 13317
               ---------------------------------------------------
               (Address of principal executive offices - Zip code)


   Registrant's telephone number, include area code           (518) 673-3243
                                                              ---------------

Indicated by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.


       Yes  X    No
          -----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of shares outstanding
                Class                           on September 30, 1997
    ------------------------------         ------------------------------
    Common Stock, $2.50 par value               3,837,741 Shares

================================================================================

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

 Item 1.       Consolidated Interim Financial Statements

               1. Consolidated Statements of Condition                       3.

               2. Consolidated Statements of Operations                      4.

               3. Consolidated Statements of Changes in
                   Stockholders' Equity                                      5.

               4. Consolidated Statements of Cash Flows                      6.

               5. Notes to Consolidated Financial Statements                 7.



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

  Item 3.       Defaults Upon Senior Securities

  Item 4.       Submission of Matters to a Vote of Security Holders

  Item 5.       Other Information

  Item 6.       Exhibits and reports on Form 8-K



SIGNATURES

                          PART 1. Financial Information


Item 1. Consolidated Interim Financial Statements

CNB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CONDITION                                                              September 30,        December 31,
                                                                                                      1997                 1996
In thousands                                                                                       (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:

Cash and due from banks                                                                             $  22,261          $  15,536
Federal funds sold                                                                                     14,530                700
Investment securities available for sale                                                              130,592            130,973
Investment securities held to maturity, fair value of
 $115,920 in 1997 and $108,380 in 1996                                                                110,899            104,770
Loans, net of allowance for loan losses
 and unearned income                                                                                  331,813            312,643
Accrued interest receivable                                                                             5,514              4,914
Premises and equipment                                                                                  9,706              9,673
Deferred taxes                                                                                          2,883              3,543
Other assets                                                                                            3,880              2,875
                                                                                                    ---------          ---------
   TOTAL ASSETS                                                                                     $ 632,078          $ 585,627
                                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing deposits                                                                        $  52,587          $  50,313
Interest-bearing deposits                                                                             502,254            458,904
                                                                                                    ---------          ---------
   Total Deposits                                                                                     554,841            509,217

Federal funds purchased and securities
    sold under agreements to repurchase                                                                10,280             13,854
Interest, taxes and other liabilities                                                                   6,707              6,852
Long-term borrowings                                                                                    7,013              7,313
                                                                                                    ---------          ---------
   Total Liabilities                                                                                  578,841            537,236
                                                                                                    ---------          ---------

Stockholders' Equity:
Common stock, $2.50 par, 10,000,000 shares authorized,
   3,875,171 shares and 3,870,596 shares, issued in 1997 and 1996, respectively                         9,688              9,676
Additional paid - in capital                                                                            5,879              5,842
Retained earnings                                                                                      38,550             34,170
Net unrealized gain (loss) on securities available for sale, net of tax                                    13             (1,274)
Treasury Stock, at cost, 37,430 and 1,250 shares in 1997 and 1996, respectively                          (893)               (23)
                                                                                                    ---------          ---------
   Total Stockholders' Equity                                                                          53,237             48,391
                                                                                                    ---------          ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 632,078          $ 585,627
                                                                                                    =========          =========


See accompanying notes to unaudited consolidated interim financial statements.




     CNB FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         Three months ended                    Nine months ended
                                                                            September 30,                        September 30,
                                                                      ----------------------------       ---------------------------
     In thousands (except per share data)                                1997              1996              1997             1996
     -------------------------------------------------                ----------       -----------       ----------       ----------
                                                                                                (UNAUDITED)
INTEREST  AND DIVIDEND INCOME:
   Loans, including fees                                               $ 7,972           $ 7,658           $22,966           $22,759

   Investment securities                                                 4,117             3,992            12,756            11,805

   Federal funds sold and other                                            127               145               346               466
                                                                       -------           -------           -------           -------
                                                                        12,216            11,795            36,068            35,030
                                                                       -------           -------           -------           -------
INTEREST EXPENSE:
   Deposits                                                              5,347             5,053            15,756            15,459

   Borrowings                                                              322               287               872               792
                                                                       -------           -------           -------           -------
                                                                         5,669             5,340            16,628            16,251
                                                                       -------           -------           -------           -------

   NET INTEREST INCOME                                                   6,547             6,455            19,440            18,779

   Provision for loan losses                                                 0               170               125               510

   NET INTEREST INCOME AFTER PROVISION                                 -------           -------           -------           -------
     FOR LOAN LOSSES                                                     6,547             6,285            19,315            18,269
                                                                       -------           -------           -------           -------
OTHER INCOME:
   Service charges on deposit accounts                                     439               369             1,240             1,008

   Net gain from securities transactions                                    36                42               324               555

   Other                                                                   391               295               993               818
                                                                       -------           -------           -------           -------
                                                                           866               706             2,557             2,381
                                                                       -------           -------           -------           -------
Other expense:
   Salaries and employee benefits                                        2,107             2,176             6,508             6,474

   Occupancy and equipment expense                                         414               513             1,326             1,362

   Data Processing                                                         357               311             1,081               910

   Other                                                                 1,689             1,385             4,660             4,381
                                                                       -------           -------           -------           -------
                                                                         4,567             4,385            13,575            13,127
                                                                       -------           -------           -------           -------
   Income before income taxes                                            2,846             2,606             8,297             7,523

   Income taxes                                                            850               707             2,485             2,063
                                                                       -------           -------           -------           -------
NET INCOME                                                             $ 1,996           $ 1,899           $ 5,812           $ 5,460
                                                                       =======           =======           =======           =======

EARNINGS PER SHARE                                                     $  0.52           $  0.47           $  1.50           $  1.37
                                                                       =======           =======           =======           =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARE
  OUTSTANDING                                                            3,850             3,999             3,862             3,999
                                                                       =======           =======           =======           =======

See accompanying notes to unaudited consolidated interim financial statements.


CNB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCK HOLDERS' EQUITY (unaudited)


                                                                                                    A.F.S.
                                                                         Additional               Securities
                                                               Common     Paid in    Retained      Valuation    Treasury
In thousands                                                   Stock      Capital    Earnings      Adjustment     Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                     $6,680     $10,346     $30,243        $339       ($175)   $ 47,433

  Net income - 1996                                                --          --         7,157        --          --         7,157

  Cash dividends, $.53 per share                                   --          --        (2,080)       --          --        (2,080)

  Stock  retirement                                                (250)     (1,399)     (1,150)       --         2,799        --

  Issuance of shares for options
     and Dividend Reinvestment Plan                                  21         120        --          --           452         593

  Change in net unrealized gain (loss)
    on securities available for sale, net of tax                   --          --          --        (1,613)       --        (1,613)

  Three-for-two stock split                                       3,225      (3,225)       --          --          --          --

  Purchase of treasury stock                                       --          --          --          --        (3,099)     (3,099)
                                                               --------    --------    --------    --------    --------    --------

Balance at December 31, 1996                                      9,676       5,842      34,170      (1,274)        (23)     48,391
                                                               --------    --------    --------    --------    --------    --------

  Net income - 1997                                                --          --         5,812        --          --         5,812

  Cash dividends, $.37 per share                                   --          --        (1,432)       --          --        (1,432)

  Issuance of shares for options
   and Dividend Reinvestment Plan                                    12          37        --          --           357         406

  Change in net unrealized gain (loss)
    on securities available for sale, net of tax                   --          --          --         1,287        --         1,287

  Purchase of treasury stock                                       --          --          --          --        (1,227)     (1,227)
                                                               --------    --------    --------    --------    --------    --------
BALANCE SEPTEMBER 30, 1997                                     $  9,688    $  5,879    $ 38,550    $     13    ($   893)   $ 53,237
                                                               ========    ========    ========    ========    ========    ========



See accompanying notes to unaudited consolidated interim financial statements.


    CNB FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    Nine months ended September 30,
                                                                                             -------------------------------
                                                                                               1997                1996
 In thousands                                                                                        (unaudited)
 ----------------------------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:

                    Interest received                                                          $35,468           $34,136
                    Fees and service charges                                                     2,192             2,381
                    Interest paid                                                              (16,525)           16,797)
                    Cash paid to suppliers and employees                                       (14,332)           11,936)
                    Income taxes paid                                                           (2,185)           (1,979)
                    Trading portfolio activity, net                                                  3              (268)
                                                                                               -------            ------
                                    Net cash provided by operating activities                    4,621             5,537
                                                                                               -------            ------

    Cash flows from investing activities:

                    Purchase of investment securities:
                       Held to maturity                                                        (18,688)           15,195)
                       Available for sale                                                      (69,180)           71,054)
                    Proceeds from sales of investment securities:
                       Held to maturity                                                            -                  -
                       Available for sale                                                       62,663            50,504
                    Proceeds from maturities of investment securities:
                        Held to maturity                                                        13,250             8,021
                        Available for sale                                                       8,475            10,368
                    Net increase in loans                                                      (19,295)           (4,725)
                    Purchase of premises and equipment                                            (788)           (4,088)
                                                                                               -------           -------
                                    Net cash used in investing activities                      (23,563)           26,169)
                                                                                               -------           -------

    Cash flows from financing activities:

                    Net increase in deposits                                                    45,624            25,443
                    Net (decrease) increase in short term borrowings                            (3,574)            1,948
                    Payments on long term funds borrowed                                          (300)             (228)
                    Bonds issued                                                                   -               1,000
                    Dividends paid                                                              (1,432)           (1,334)
                    Proceeds from issuance of common stock                                          49               122
                    Purchase of treasury stock                                                  (1,227)               -
                    Payment to retire common stock                                                  -             (2,799)
                    Issuance of shares for the Dividend Reinvestment Program                       357                61
                                                                                               -------           -------
                                   Net cash provided by financing activities                    39,497            24,213
                                                                                               -------           -------

                    Net increase in cash and cash equivalents                                   20,555             3,581
                    Cash and cash equivalents at beginning of the period                        16,236            24,200
                                                                                               -------           -------
                                   Cash and cash equivalents at end of the period               36,791            27,781
                                                                                               =======           =======

    Reconciliation of net income to net cash provided by operating activities:

                    Net income                                                                   5,812             5,460
                    Adjustments to reconcile net income to net cash
                      provided by operating activities:
                    Depreciation and amortization                                                  755               511
                    Provision for loan loss                                                        125               510
                    Trading portfolio net purchases                                                  3              (268)
                    Gain on securities                                                            (324)             (555)
                    Increase in interest receivable                                               (600)             (894)
                    (Decrease) increase in accrued expenses                                       (145)              644
                    (Increase) decrease in other assets                                         (1,005)              129
                                                                                               -------           -------
                                                                                               $ 4,621           $ 5,537
                                                                                               =======           =======

See accompanying notes to unaudited consolidated interim financial statements.

                               CNB Financial Corp.

         Notes to Unaudited Consolidated Interim Financial Statements

                               September 30, 1997


1.  Financial

The accompanying unaudited consolidated interim financial statements present the consolidated statements of condition as of September 30. 1997, and December 31, 1996, the consolidated statements of operations for the three months and nine months ended September 30, 1997, and 1996, the consolidated statements of stockholders' equity for the nine months ended September 30, 1997, and the year ended December 31, 1996, and the consolidated statements of cash flow for the nine months ended September 30, 1997, and 1996.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to instructions to Form 10-Q and Rules 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the CNB Financial Corp. December 31, 1996, consolidated financial statements, including the notes thereto, which are included in CNB Financial Corp.'s 1996 Annual Report on Form 10-K.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997 with all prior periods being restated. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement is not expected to change materially earnings per share as reported in prior periods.

                               CNB Financial Corp.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General

The following discussion and analysis sets forth the major factors which affected the Corporation's results of operations and financial condition reflected in the unaudited consolidated interim financial statements for the three months and nine months ended September 30, 1997 and 1996.

Information in this MD&A includes forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, the Corporation's actual results and the timing of certain events could differ materially from those discussed herein.

The Corporation reported net income of $5,812,000 for nine months ended September 30, 1997. The earnings compared to the $5,460,000 earned for the same period last year, are up $352,000 or 6%. Earnings per share was $1.50 and $1.37 for the respective periods.

Net income for the quarter ended September 30, 1997 was $1,996,000 compared to $1,899,000 for the same period in 1996, an increase of $97,000 or 5%. Earnings per share was $.52 for the quarter and $.47 for the same quarter of last year.


Results of Operations

           Nine Months Ending September 30, 1997 vs September 30, 1996

Interest income increased from $35,030,000 to $36,092,000 . The increase resulted from increases in average earnings assets of $22,621,000 but a decrease in average yield from 8.45% to 8.36%.

The increases in average earning assets include growth in the loan portfolio of $7,792,000 and securities of $16,940,000. The decrease in yield is a reflection of general overall rate decreases which have created lower rates on new loans and securities plus lower rates on the floating rate items.

Total interest expense increased $377,000 (2%) for the nine month period ended September 30, 1997 compared to the same period in 1996. The increase in interest expense was due to the $23,994,000 (5%) increase in average deposits. The average cost of funds for the periods decreased from 4.10% for the nine months ended September 30, 1996 to 4.02% for the nine months ended September 30, 1997.

Net interest income increased by $685,000 (4%) for the nine months ended September 30, 1997 when compared to the same period of 1996.

The Corporation recorded a loan loss provision of $125,000 for the nine months ended September 30, 1997, a decrease of $385,000 from the $510,000 recorded for the same period of 1996. Non-accrual loans at September 30, 1997 were $2,196,000 (less than 1% of the total loan portfolio), compared to $3,519,000 at September 30, 1996, a decrease of 38%.

Activity in the allowance for loan losses was as follows:

                                                                      Nine Months Ended                         Year Ended
                                                                     September 30, 1997                  December 31, 1996
                                                                     ------------------                  -----------------

Balance, beginning of period                                            $8,367,000                           $8,463,000
Additions:
Charged to expense                                                         125,000                              635,000
                                                                         ---------                           ----------
                                                                         8,492,000                            9,098,000
                                                                         ---------                           ----------

Charge offs                                                              1,020,000                            1,297,000
Recoveries                                                               1,096,000                              566,000
                                                                        ----------                           ----------
Net loans charged off (recovered)                                          (76,000)                             731,000
                                                                        ----------                           ----------
Balance, end of period                                                  $8,568,000                           $8,367,000
                                                                        ----------                           ----------

Other income excluding security transactions increased $383,000 (21%) for the nine month period ended September 30, 1997, compared to the corresponding period for 1996. The increase is primarily due to higher fee income ($207,000) on the demand deposit accounts.

Other expenses increased $448,000 (3%) for the corresponding nine month period. The increase is primarily related to increases in professional fees and data processing costs.

The provision for income taxes for the nine month period was $2,485,000 compared to $2,063,000 for last year, the effective rates for each period were 30% and 27.4%, respectively. The effective tax rate for 1996 was lower due to the recovery of Federal taxes resulting from audits of the 1993 and 1994 tax returns.

Three Month Period July 1, 1997 to September 30, 1997 compared to the comparable period last year

Total interest income increased from $11,795,000 to $12,240,000, or $445,000 (4%). The increase is attributable to the growth in earning assets during the period. Interest expense during the period increased from $5,340,000 to $5,669,000, (6%). The yield on the earning assets remained constant (8.41% vs. 8.44%). The average cost of funds during the quarter increased from 4.00% to 4.09%, a increase of 9 basis points when compared to the same period last year.

The net interest income for the quarter increased $116,000 from $6,455,000 to $6,571,000 or 2%.

There was no provision for loan losses during the quarter, $170,000 was provided during the same quarter of last year. This year net charge offs during the quarter were $98,000.

Other income, excluding security gains, increased $142,000 (21%) from $664,000 to $806,000. The major increases were in deposit account service fees.

Other expenses rose by $182,000 (4%) during the period. Professional fees and data processing costs are primarily responsible for the increase.

The effective tax rate for each period was 29.9% and 27.1%, respectively,

Financial Condition, Liquidity and Capital Resources

                       Changes in Financial Condition from
                      December 31,1996 to September 30,1997

Consolidated total assets increased to $632,078,000 at September 30, 1997; compared to $585,627,000 at December 31, 1996, an increase of $46,451,000, or 8%.

Investment securities in the Held-to-Maturity account have increased from $104,770,000 to $110,899,000, or $6,129,000 (6%) and the corresponding market values from $108,380,000 to $115,920,000, or $7,540,000 (7%). The
Available-for-Sale portfolio has decreased from $130,973,000 to $130,592,000, $381,000. The increase in the Held-to-Maturity section was in municipal securities ($6,827,000). In the Available-for-Sale portion, Corporate bonds were increased by $13,597,000 while US Government Agency bonds decreased by $13,548,000 during the period.

Net loans increased by $19,170,000 or 6%. Total loans were $340,381,000 up from $321,010,000 at December 31, 1996. The allowance for loan losses at September 30, 1997 was $8,568,000, a $201,000 (2%) increase from $8,367,000 at December
31, 1996. As of September 30, 1997 the allowance for loan losses represented 2.52% of total loans and 241% of the non-performing loans, this compares to 2.61% and 187% at December 31, 1996. Charged off loans for the nine months were $1,020,000 compared to $1,297,000 for the year ended December 31, 1996. Recoveries for the nine month period were $1,096,000 versus $566,000 for the year 1996.

Non-accrual loans have decreased from $3,253,000 to $2,196,000, a total of $1,057,000 or 32% during the first nine months of 1997. Past due loans over 90 days and still accruing increased $126,000 (10%) to $1,352,000.

Total deposits increased from $509,217,000 to $554,841,000, $45,624,000 (9%).
The increase in deposits is consistent with the increase in money available to the school districts from tax receipts.

At September 30, 1997, total stockholders equity has increased by $4,846,000 from December 31, 1996. Primarily responsible for the increase was net earnings of $5,812,000 of which $1,432,000 was paid to the stockholders in the form of dividends. On February 18, 1997, the Board of Directors authorized the repurchase of up to 236,000 of its outstanding shares in the open market during the period of March 15, 1997, to March 15, 1998. During the period 36,800 shares of stock were purchased at cost of $1,227,000, bringing the total shares repurchased to 38,800. At September 30, 1997, 37,430 shares remained in the treasury. The market valuation adjustment for securities this year has added $1,287,000 to the equity account. The sole subsidiary, Central National Bank, Canajoharie, had total equity of $44,426,000, core capital of 7.58% at September 30, 1996, compared to $42,108,000 and 7.58% at December 31, 1995.

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

                               CNB Financial Corp.

                           Part II - Other Information


Item 1 -   Legal Proceedings

           None

Item 2 -   Changes in Securities

           None

Item 3 -   Defaults upon Senior Securities

           None

Item 4 -   Submission of Matters to a Vote of Security Holders

           None

Item 5 -   Other Information

           None

Item 6 -   Exhibits and reports on Form 8-K

           None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CNB FINANCIAL CORP.
                                                 Registrant


Date:  November 14, 1997                      By:/s/ DONALD L. BRASS
                                                 -----------------------------
                                                     Donald L. Brass
                                                     President


Date:  November 14, 1997                      By:/s/ PETER J. BRASS
                                                 -----------------------------
                                                     Peter J. Corso
                                                     Executive Vice President