Form 10-K
period 1997-12-31
CNB FINANCIAL CORP /NY/
filed 1998-03-31
CIK 883756

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

                   For the fiscal year ended December 31, 1997

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


                  24 CHURCH STREET, CANAJOHARIE, NEW YORK 13317
           ----------------------------------------------------------
           (Address of principal executive office including Zip Code)


        Registrant's Telephone Number including Area Code: (518) 673-3243
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $2.50
                          -----------------------------
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $111,841,812.

As of March 15, 1998, 3,835,959 shares of registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

              Documents                     Part of 10-K into which incorporated
              ---------                     ------------------------------------

Portions of the Annual Report to Shareholders               I, II
for the year ended December 31, 1997

Portions of Proxy Statement for Annual Meeting               III
of Shareholders to be held on May 21, 1998

================================================================================


                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1997
                               CNB FINANCIAL CORP.

PART I                                                                           Page
                                                                                 ----
Item 1.    Business.............................................................   1
Item 2.    Properties...........................................................   8
Item 3.    Legal Proceedings....................................................   9
Item 4.    Submission of Matters to a Vote of Security Holders..................   9

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
             Matters............................................................  10
Item 6.    Selected Financial Data..............................................  11
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................  12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........  12
Item 8.    Financial Statements and Supplementary Data..........................  12
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure................................................12

PART III

Item 10.   Directors and Executive Officers of the Registrant...................  13
Item 11.   Executive Compensation...............................................  13
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......  13
Item 13.   Certain Relationships and Related Transactions.......................  13

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  14


ITEM 1. Business

GENERAL

CNB Financial Corp. (the Corporation) is a one bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (Bank) which became the wholly owned subsidiary of the Corporation. The Corporation maintains its headquarters in Canajoharie, New York.

The principal business of the Corporation is to provide, through the Bank, comprehensive banking services through its network of twenty branches located in six counties throughout Central New York.

In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Corporation. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

At December 31, 1997, the Corporation had assets of $634.4 million, deposits of $538.5 million, net loans of $338.3 million and stockholders' equity of $54.6 million. A detailed discussion concerning the Corporation's consolidated financial condition and results of operations are contained in Part II of this report.

BANKING SERVICES

The Bank provides a wide range of retail and commercial banking services for individuals and small to medium sized businesses primarily in its market area including accepting time, demand and savings deposits, and making secured and unsecured commercial, real estate and consumer loans. The Bank also makes certain insurance and investment products available to its customers through a third-party vendor. The Bank's lending activities are primarily in agricultural, commercial, real estate and consumer loans and indirect financing to automobile and manufactured housing dealers. Other services include safe deposit boxes, travelers checks, money orders, wire transfers, drive-in facilities, 24-hour depositories, ATM's and trust services. The Bank's retail approach is that of a community-oriented bank focusing on development of long-term customer relationships, personalized service, convenient locations, and meeting the needs of individuals and businesses in its market area.

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

CONCENTRATION OF CONSUMER LENDING

The Bank's lending activities focus on consumer loans with a concentration in indirect financing provided through manufactured housing and automobile dealers. At December 31, 1997, approximately 18% of the Bank's total loan portfolio was concentrated in manufactured housing loans and approximately 12% was concentrated in automobile loans. Accordingly, a substantial portion of the Bank's loan portfolio is subject to the general risks associated with consumer lending. In the opinion of the Bank's management, however, the established nature of the individual dealers through which the Bank provides the indirect financing, as well as the Bank's extensive experience in assessing the quality of such loans, help offset the risks associated with these loans.

EXECUTIVE OFFICERS OF THE CORPORATION AND BANK

The following table sets forth, as of December 31, 1997, selected information about the principal officers of the Corporation, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:


                                                                         Corporate
                                                                 --------------------------
                                                     Held        Employee         Shares of
Name (Age)                  Office and Position      Since        Since(1)         Stock(2)
----------                  -------------------      -----       ----------        --------
Donald L. Brass (49)        President                1993           1993            19,950
Peter J. Corso (54)         V.P. & Treasurer         1993           1993             7,905
Lawrence G. Knudsen (54)    Secretary                1993           1993             3,358
Allan F. Woodmancy (57)     Asst. Secretary          1996           1996             2,893

---------


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

     Mr. Knudsen, Senior Vice President and Operations Officer, joined the Bank in 1991 from Greater Providence Deposit.

     Mr. Woodmancy, Senior Vice President and Senior Lending Officer, joined the Bank in 1990 from Vanguard Federal Savings Bank.

(2)  Adjusted for the 3-for-2 stock split paid on January 15, 1997.

EMPLOYEES

As of December 31, 1997, the Bank employs 268 persons (full-time equivalent). The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

SUPERVISION AND REGULATION

GENERAL

The Corporation is a bank holding company subject to supervision and regulation of the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, the Corporation's activities and those of its banking subsidiary are limited to the business of banking and activities closely related or incidental to banking.

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

SECURITIES AND EXCHANGE COMMISSION

The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of various state securities administrators for matters relating to the offering, sale and issuance of its securities. In addition, the Corporation is required to register its Common Stock with the SEC and is subject to certain of the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation, insider trading, and tender offers.

REGULATION OF THE CORPORATION AS A BANK HOLDING COMPANY

The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA would prohibit the Federal Reserve Board from approving an application from the Corporation to acquire shares of a bank located outside of New York, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located.

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

FDIC INSURANCE ASSESSMENTS AND RELATED COSTS

The Corporation's subsidiary bank is subject to FDIC deposit insurance assessments. Pursuant to Section 7 of the Federal Deposit Insurance Act (12 U.S.C. 1817), as amended by Section 302 of the Federal Deposit Insurance Corporation Act of 1991, each institution has been assigned a risk based classification that is used to determine the annual assessment rate. Under this system an insured institution will be assessed at rates ranging from 0% to 27% depending on its capital and supervisory classifications. However, under Section 7 (b) (2) (A) (iii) of the Federal Deposit Insurance Act, the semiannual assessment for each member of a deposit insurance fund shall not be less than $1,000 ($2,000 annual). Effective January 1, 1997, institutions insured by the Bank Insurance Fund ("BIF") of the FDIC, such as the Bank, are also required to pay an assessment related to the cost of Financing Corporation ("FICO") bonds, in accordance with the Deposit Insurance Funds Act of 1996. The initial FICO annual assessment rate is approximately 0.013% of deposits for all BIF-insured institutions and is not tied to the FDIC risk-based insurance premium rates. The Bank's total FDIC deposit insurance and related costs for 1997 was $64,000.

ECONOMIC AND MONETARY POLICIES

The operations of the Corporation and the Bank are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

Under the New York Business Corporation Law, the Corporation may pay dividends only if the Corporation is not insolvent and the payment would not render it insolvent. "Insolvent" means unable to pay debts as they become due in the usual course of business. Dividends may only be paid out of earned (and, under limited circumstances, capital) surplus, and the net assets of the Corporation remaining after the payment of the dividend must be at least equal to the amount of its stated capital.

In addition, the Corporation's ability to pay dividends to its shareholders is limited by the Bank's ability to pay dividends to the Corporation as its sole shareholder. The circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank subject to the jurisdiction of the Federal Reserve Board and the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1997, the Bank had $17,210,000 in retained earnings legally available for the payment of dividends.

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

BORROWINGS BY THE CORPORATION

There are various legal restrictions on the extent to which the Corporation can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit be secured by designated amounts of specific collateral and are limited, as to the Corporation, to 10% of the Bank's capital stock and surplus, and as to the Corporation and any of its non-banking subsidiaries in the aggregate, to 20% of the Bank's capital stock and surplus. Federal law also required that transactions between the Bank and the Corporation or any non-banking subsidiaries of the Corporation, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms as least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

CAPITAL REQUIREMENTS

Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks. This support may be required during periods of financial stress or adversity, in circumstances where the Corporation might not do so absent such policy. A bank holding company is expected to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of Federal Reserve Board regulation, or both.

The Federal Reserve Board has published risk-based capital guidelines in final form which are applicable to bank holding companies. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." The Corporation's Tier 1 risk-based capital and total risk-based capital ratios as of December 31, 1997 were 12.0% and 13.3%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Leverage Ratio") of 3.0% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage Ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The Corporation's Leverage Ratio as of December 31, 1997 was 8.4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Bank is subject to the same OCC capital requirements as those that apply to the Corporation.

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

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

STATISTICAL DISCLOSURE PURSUANT TO GUIDE 3

Information required is incorporated by reference to pages 8 through 21 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 2. Properties

The executive offices of the Corporation are located at 24 Church Street, Canajoharie, New York.

The Administrative and Operations Complex of the Bank is located at 20 Mohawk Street, Canajoharie, New York.

The location of the Bank's offices, as well as certain information related to these offices are set forth below:

              LOCATION                                    OWNED OR LEASED
              --------                                    ---------------
24 Church Street, Canajoharie, NY...............................Owned
Main Street, Cherry Valley, NY..................................Owned

Route 20, Duanesburg, NY............................................Owned
West Street, Edmeston, NY...........................................Owned
Main Street, Fonda, NY..............................................Owned
Main Street, Middleburgh, NY........................................Owned
Dutchtown Plaza, Palatine Bridge, NY...............................Leased
W. Main Street, St. Johnsville, NY..................................Owned
Corner Routes 10 & 20, Sharon Springs, NY...........................Owned
Canal Street, Fort Plain, NY........................................Owned
E. Main Street, Cobleskill, NY......................................Owned
Pyramid Mall, Johnstown, NY........................................Leased
E. Main Street, Richfield Springs, NY...............................Owned
339-341 Main Street, Schoharie, NY..................................Owned
Route 28 South, Cooperstown, NY.........................................*
Newport Street, Middleville, NY.....................................Owned
Route 30, Amsterdam, NY.............................................Owned
Super Kmart, Route 30, Amsterdam, NY...............................Leased
198 Second Avenue Extension, Gloversville, NY......................Leased

---------

* The Bank owns the building in which its Cooperstown office is located, but leases the land pursuant to a long term lease

Properties and land owned and used by the Corporation and its subsidiaries at December 31, 1997, had a net book value of $10.0 million.

The Administrative and Operations Complex was financed through issuance of Taxable Industrial Revenue Bonds in 1995 and 1996. Final maturity on the bonds is May 1, 2025, with a portion being redeemed annually. Interest on the bonds will adjust weekly at a rate established by the Remarketing Agent.

The Bank leases properties from unaffiliated parties for branch offices and operational services. For the year ended December 31, 1997, rental fees of $168,000 were paid on these facilities. See also note 4, "Premises and Equipment," to the consolidated financial statements.

The premises occupied or leased are considered to be well located and suitably equipped to serve as banking facilities. In July, 1996, construction on the new Administrative and Operations Complex was completed in Canajoharie, New York, and occupied by the Bank.

ITEM 3. Legal Proceedings

The Corporation is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the Corporation's results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

        NONE

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.

The Corporation's common stock commenced trading on the NASDAQ Stock Market on May 16, 1994; up until that time there was never an organized public trading market for the stock. The following table sets forth the high and low closing prices of the common stock of the Corporation and the dividends paid thereon during the periods indicated, adjusted for the three-for-two stock split paid on January 15, 1997.

                             HIGH              LOW              DIVIDEND
                             ----              ---              --------
1997:
     First Quarter           22 3/4            17 11/16            $.12
     Second Quarter          24                21 1/2               .12
     Third Quarter           25 1/4            22 1/4               .13
     Fourth Quarter          30                25 1/2               .22
1996:
     First Quarter           20                18 7/8              $.11
     Second Quarter          19 13/16          18 5/16              .11
     Third Quarter           18 13/16          17 5/8               .12
     Fourth Quarter          18 7/8            17 5/8               .19

DIVIDEND POLICY

Since its formation in 1993, the Corporation, as the holding company of the Bank, has continued the payment of cash dividends in keeping with the Bank's historical payment of cash dividends. The Corporation (or the Bank prior to formation of the Corporation) has paid consecutive annual cash dividends for more than 40 years. It is the present intention of the Corporation's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and regulations, and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from the dividends paid by the Bank to the Corporation. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Corporation. Regulatory restrictions on the ability of Bank and Corporation to pay dividends are set forth in the "Supervision and Regulation - Limits on Dividends and Other Payments" section at Item 1, above.

ITEM 6. Selected Financial Data

The information required by this item appears on page 8 of the Registrant's 1997 Annual Report to Shareholders, under the caption "Financial Highlights"; and is incorporated herein by reference. Selected unaudited quarterly financial data is set forth in the table below.


                                                           1997
                                           -------------------------------------
                                            FIRST     SECOND     THIRD   FOURTH
                                           QUARTER    QUARTER   QUARTER  QUARTER
                                           --------   -------   -------  -------

Interest and dividend income                11,621    12,231    12,216    12,567
Interest expense                             5,273     5,686     5,669     6,094
                                            ------    ------    ------    ------
Net interest income                          6,348     6,545     6,547     6,473
Provision for loan losses                      125      --        --         150
                                            ------    ------    ------    ------
Net interest income after
     provision for loan losses               6,223     6,545     6,547     6,323
Other income                                   958       733       866     1,217
Other expenses                               4,584     4,424     4,567     4,936
                                            ------    ------    ------    ------
Income before income tax expense             2,597     2,854     2,846     2,604
Income tax expense                             779       856       850       750
                                            ------    ------    ------    ------
Net income                                   1,818     1,998     1,996     1,854
                                            ======    ======    ======    ======
Earnings per share:
     Basic                                    0.47      0.52      0.52      0.48
                                            ======    ======    ======    ======
     Diluted                                  0.47      0.51      0.52      0.48
                                            ======    ======    ======    ======


                                                           1996
                                            ------------------------------------
                                             FIRST    SECOND    THIRD    FOURTH
                                            QUARTER   QUARTER   QUARTER  QUARTER
                                            -------   -------   -------  -------
Interest and dividend income                11,504    11,731    11,795    11,855
Interest expense                             5,449     5,462     5,340     5,503
                                            ------    ------    ------    ------
Net interest income                          6,055     6,269     6,455     6,352
Provision for loan losses                      275        65       170       125
                                            ------    ------    ------    ------
Net interest income after
     provision for loan losses               5,780     6,204     6,285     6,227
Other income                                 1,023       652       706       797
Other expenses                               4,217     4,525     4,385     4,652
                                            ------    ------    ------    ------
Income before income tax expense             2,586     2,331     2,606     2,372
Income tax expense                             723       633       707       675
                                            ------    ------    ------    ------
Net income                                   1,863     1,698     1,899     1,697
                                            ======    ======    ======    ======

Earnings per share:

     Basic                                    0.46      0.42      0.47      0.46
                                            ======    ======    ======    ======
     Diluted                                  0.46      0.42      0.47      0.45
                                            ======    ======    ======    ======

ITEM 7. Management's Discussion and Analysis of Financial Condition and Financial Condition and Results of Operations

The information required by this item appears on pages 9 through 21 of the Registrant's 1997 Annual Report to Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 12 and 13 of the Registrant's 1997 Annual Report to Shareholders under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG Peat Marwick LLP, dated February 2, 1998, appearing on pages 23 through 48 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 25, 1997, the Board of Directors agreed to (i) engage KPMG Peat Marwick LLP as the independent accountants for CNB Financial Corp. and (ii) dismiss Price Waterhouse LLP as its independent accountants.

During the two fiscal years ended December 31, 1996, and the subsequent interim period through August 25, 1997, (i) there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference in connection with its report to the subject matter of the disagreement, and (ii) Price Waterhouse LLP has not advised the registrant of any reportable events as defined in paragraph (A) through (D) of Regulation S-K
Item 304 (a) (1) (v).

The accountants' report of Price Waterhouse LLP on the consolidated financial statements of CNB Financial Corp. and subsidiaries as of and for the years ended December 31, 1996 and 1995 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from Price Waterhouse LLP is attached as Exhibit 16 on the previously filed Form 8-K dated August 25, 1997, and is incorporated herein by reference.

KPMG Peat Marwick LLP was not previously engaged regarding the application of accounting principles on a specific transaction or the type of audit opinion that might be rendered on the consolidated financial statements.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.

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

To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, during the fiscal year ended December 31, 1997 all
Section 16(a) filing requirements applicable to its officers, directors and greater then ten percent beneficial owners were satisfied.

ITEM 11. Executive Compensation

The information required by this item will appear under the caption "Executive Compensation" and "Transactions with Directors and Executive Officers" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will appear under the caption "Common Stock Ownership" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.

ITEM 13. Certain Relationship and Related Transactions

The information required by this item will appear under the caption "Transactions with Directors and Executive Officers" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 21, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of CNB Financial Corp. and subsidiaries are incorporated herein by reference to the indicated pages in the Corporation's 1997 Annual Report to Shareholders.

CONSOLIDATED FINANCIAL STATEMENTS                          PAGE IN ANNUAL REPORT
---------------------------------                          ---------------------
Report of Independent Accountant                                    23

Consolidated Balance Sheets as of December 31,
1997 and 1996                                                       24

Consolidated Statements of Income for the years
  ended December 31, 1997, 1996 and 1995                            25

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 1997, 1996 and 1995       26

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995                            27

Notes to Consolidated Financial Statements                          29

(2) Financial statement schedules are omitted because the required information is either not applicable or is set forth elsewhere in the consolidated financial statements.

(3) List of Exhibits

Exhibit Number Referred
   to in Item 601 of                           Description of
    Regulation S-K                                 Exhibit
------------------------                       --------------

         3(i) Certificate of Incorporation of Registrant, previously filed with the Commission on March 4, 1992 as Exhibit B to the Corporation's Registration Statement on Form S-4 (No. 33-45522), and incorporated herein by reference.

          3(ii) Bylaws of Registrant, previously filed with the Commission on March 4, 1992 as Exhibit C to the Corporation's Registration Statement on Form S-4 (No. 33-45522), and incorporated herein by reference.

         10.1 Automatic Dividend Reinvestment and Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (file number 33-63176, filed May 21, 1993).

         11 Statements regarding computation of per share earnings (incorporated herein by reference to footnote 14 in the consolidated financial statements).

         13                   1997 Annual Report to Shareholders

         16 Letter re: Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 on the previously filed Form 8-K dated August 25,
                              1997).

         21                   Subsidiaries of the Registrant

         23A                  Consent of KPMG Peat Marwick LLP

         23B                  Consent of Price Waterhouse LLP

         27 Financial Data Schedule (submitted with electronic filing only)

(b) During the three-month period ended December 31, 1997, the Registrant filed no current report on Form 8-K.

(c)      See 14(a)(3) above.

(d)      See 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CNB FINANCIAL CORP.


                                           By:    /s/   DONALD L. BRASS
                                               ---------------------------------
                                                  Donald L. Brass, President


                                           Dated:  March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                        Date
         ---------                       -----                        ----
/s/ Donald L. Brass                  President and Director          3/24/98
-----------------------------
Donald L. Brass

/s/ Peter J. Corso                   Vice President                  3/24/98
-----------------------------          and Treasurer
Peter J. Corso

/s/ David J. Nolan                   Director                        3/24/98
-----------------------------
David J. Nolan

/s/ J. Carl Barbic                   Director                        3/24/98
-----------------------------
J. Carl Barbic

/s/ Allen H. Samuels                 Director                        3/24/98
-----------------------------
Allen H. Samuels

/s/ Joseph A. Santangelo             Director                        3/24/98
-----------------------------
Joseph A. Santangelo

/s/ C. Wendell Smith                 Director                        3/24/98
-----------------------------
C. Wendell Smith

/s/ VanNess Robinson                 Director                        3/24/98
-----------------------------
VanNess Robinson

/s/ John P. Woods                    Director                        3/24/98
-----------------------------
John P. Woods, Jr.