Form 10-Q
period 1998-03-31
CNB FINANCIAL CORP /NY/
filed 1998-05-15
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly period ending March 31, 1998

                      Commission File Number  33-45522
                                              --------

                               CNB FINANCIAL CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)


             New York                                    22-3203747
             --------                                    ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                    24 Church Street, Canajoharie N.Y. 13317
                    ----------------------------------------
               (Address of principal executive offices - Zip code)

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


      Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Number of shares outstanding
            Class                             on April 30, 1998
    ---------------------------          ------------------------------
    Common Stock, $2.50 par value              3,841,009 Shares

PART I.  FINANCIAL INFORMATION                                              Page

            Item 1. Consolidated Interim Financial Statements (unaudited)

                    1. Consolidated Balance Sheets                            3.

                    2. Consolidated Statements of Income                      4.

                    3. Consolidated Statements of Cash Flows                  5.

                    4. Notes to Consolidated Interim Financial Statements  6.-7.

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8.-10.

            Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk                                        10.


PART II.  OTHER INFORMATION


            Item 1. Legal Proceedings                                        10.

            Item 2. Changes in Securities                                    11.

            Item 3. Defaults Upon Senior Securities                          11.

            Item 4. Submission of Matters to a Vote of Security Holders      11.

            Item 5. Other Information                                        11.

            Item 6. Exhibits and reports on Form 8-K                         11.


SIGNATURES

                         Part 1. Financial Information

Item 1. Consolidated Interim Financial Statements

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  March 31,  December 31,
ASSETS                                                                             1998         1997
                                                                                 ---------    ---------
                                                                                (unaudited)
Cash and due from banks                                                          $  20,382    $  19,498
Federal funds sold                                                                   2,975            0
                                                                                 ---------    ---------
                    Cash and cash equivalents                                       23,357       19,498
Trading securities                                                                      --        1,119
Securities available for sale, at fair value                                       168,021      144,077
Investment securities held to maturity, at amortized cost                          111,931      110,324
Net loans receivable                                                               348,867      338,332
Accrued interest receivable                                                          6,048        5,325
Premises and equipment, net                                                         10,582       10,005
Other real estate owned and repossessed assets                                       1,320        1,372
Other assets                                                                         4,470        4,337
                                                                                 ---------    ---------
                    TOTAL ASSETS                                                 $ 674,596    $ 634,389
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                        52,852       49,358
Interest-bearing deposits                                                          534,710      489,114
                                                                                 ---------    ---------
                    Total deposits                                                 587,562      538,472
                                                                                 ---------    ---------

Short-term borrowings:
            Securities sold under agreements to repurchase                          16,159       17,330
            Borrowings from the Federal Home Loan Bank of New York                      --       10,400
            Borrowings from the U.S. Treasury                                          525          503
                                                                                 ---------    ---------
                    Total short-term borrowings                                     16,684       28,233
                                                                                 ---------    ---------

Long-term borrowings                                                                 6,847        6,931
Other liabilities                                                                    7,969        6,147
                                                                                 ---------    ---------
                    Total Liabilities                                              619,062      579,783
                                                                                 ---------    ---------

Commitments and Contingent Liabilities
Stockholders' equity:

Common stock, $2.50 par value, 10,000,000 shares authorized
            (3,887,418 issued in 1998 and 3,876,170 shares issued in 1997)           9,719        9,690
Additional paid-in capital                                                           6,014        5,891
Retained earnings                                                                   40,797       39,564
Accumulated other comprehensive income:
            Net unrealized gain on securities available for sale
            and securities available for sale transferred to investment
            securities held to maturity, net of tax                                    489          393
Treasury stock, at cost (54,458 shares in  1998 and 38,072 shares in 1997)          (1,485)        (932)
                                                                                 ---------    ---------
                    Total stockholders' equity                                      55,534       54,606
                                                                                 ---------    ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 674,596    $ 634,389
                                                                                 =========    =========

      See accompanying notes to consolidated interim financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (In thousands, except per share data)



                                                                        1998     1997
                                                                        ----     ----
                                                                         (unaudited)
Interest and dividend income:
                 Loans, including fees                                $ 7,871     7,372
                 Securities:
                                 Taxable                                3,802     3,376
                                 Nontaxable                               842       747
                 Federal funds sold and other                              30        91
                                                                      -------   -------
                                                                       12,546    11,586
                                                                      -------   -------

Interest expense:
                Deposits                                                5,746     4,966
                Short-term borrowings                                     247       205
                Long-term borrowings                                       98       102
                                                                      -------   -------
                                                                        6,092     5,273
                                                                      -------   -------

                                                                      -------   -------
                Net interest income                                     6,454     6,313

Provision for loan losses                                                 150       125

                                                                      -------   -------
                Net interest income after provision for loan losses     6,304     6,188

Other income:
                Service charges on deposit accounts                       447       357
                Net gain on securities transactions                        94       261
                Other                                                     458       365
                                                                      -------   -------
                                                                          999       984
                                                                      -------   -------
Other expenses:
                Salaries and employee benefits                          2,180     2,255
                Occupancy and equipment                                   525       443
                Data processing                                           518       365
                Professional fees                                         280       197
                FDIC deposit insurance and related costs                   17        16
                Advertising and marketing                                  74       191
                Postage and courier                                       129       132
                Office supplies and stationary                            135       123
                Other real estate owned and repossessed assets            275       208
                Other                                                     777       645
                                                                      -------   -------
                                                                        4,909     4,574
                                                                      -------   -------

Income before income tax expense                                        2,393     2,598

Income tax expense                                                        623       779
                                                                      -------   -------
                Net income                                            $ 1,770     1,819
                                                                      =======   =======

Earnings per share:
                Basic                                                 $  0.46   $  0.47
                Diluted                                               $  0.46   $  0.47

      See accompanying notes to consolidated interim financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                            1998           1997
                                                                            ----           ----
                                                                                (unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
           Net Income                                                        $  1,770    $  1,818
           Adjustments to reconcile net income to net cash
           provided by operating activities:
                     Depreciation and amortization                                329         259
                     Provision for loan losses                                    150         125
                     Net gain on securities transactions                          (94)       (261)
                     Net loss on sales and writedowns of other real estate
                         owned and repossessed assets                              94          96
                     Purchases of trading securities                             (816)         --
                     Proceeds from sales of trading securities                  1,963          --
                     Increase in accrued interest receivable                     (723)       (623)
                     Net change in other assets and other liablilties           1,660         (57)
                                                                             --------    --------
                                Net cash provided by operating activities       4,333       1,357
                                                                             --------    --------

Cash flows from investing activities:
           Purchase of securities:
                     Available for sale                                       (50,324)    (20,978)
                     Held to maturity                                          (9,104)     (9,595)
           Proceeds from sales of securities:
                     Available for sale                                        14,315      21,586
           Proceeds from maturities and calls of securities:
                     Available for sale                                        12,256         939
                     Held to maturity                                           7,497       1,451
           Net loans made to customers                                        (10,944)      2,529
           Proceeds from sales of other real estate owned and
               repossessed assets                                                 217          40
           Capital expenditures                                                  (906)       (350)
                                                                             --------    --------
                                Net cash used in investing activities         (36,993)     (4,378)
                                                                             --------    --------

Cash flows from financing activities:
           Net increase (decrease) in deposits                                 49,090        (498)
           Net (decrease) increase in short term borrowings                   (11,549)      8,754
           Payments on long-term borrowings                                       (84)        (79)
           Dividends paid                                                        (534)       (461)
           Proceeds from issuance of shares for options and Dividend
             Reinvestment Plan                                                    149         115
           Purchase of treasury stock                                            (553)        (86)
                                                                             --------    --------
                                Net cash provided by financing activities      36,519       7,745
                                                                             --------    --------

Net increase in cash and cash equivalents                                       3,859       4,724
Cash and cash equivalents at beginning of period                               19,498      16,236
                                                                             ========    ========
Cash and cash equivalents at end of period                                   $ 23,357    $ 20,960
                                                                             ========    ========

      See accompanying notes to consolidated interim financial statements.

                               CNB FINANCIAL CORP.
               Notes to Consolidated Interim Financial Statements
                                   (unaudited)

1. FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements included the accounts of CNB Financial Corp. (the Company) and its wholly owned subsidiaries, Central National Bank, Canajoharie and Central Asset Management
(CAM). The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the CNB Financial Corp. consolidated year-end financial statements, including notes thereto, which are included in the CNB Financial Corp. 1997 Annual Report on Form 10-K.

2. EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). All prior period EPS data has been restated to conform to the provisions of this Statement.

The following table provides the calculation of basic and diluted EPS for the three months ended March 31:

                                                         1998
                                                       Weighted
                                                        Average       Per Share
(in thousands, except per share data)        Income     Shares         Amount
--------------------------------------------------------------------------------
Basic EPS:
             Net income available
                  To common stockholders     $1,770     $3,831         $ .46
Effective of Dilutive Securities:
             Stock options                                  23
Dilutive EPS                                 $1,770     $3,854         $ .46

                                                         1998
                                                       Weighted
                                                        Average       Per Share
(in thousands, except per share data)        Income     Shares         Amount
--------------------------------------------------------------------------------
Basic EPS:
             Net income available
                  To common stockholders     $1,818     $3,868         $ .47
Effective of Dilutive Securities:
             Stock options                                  16
Dilutive EPS                                 $1,818     $3,884         $ .47

3. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the change in the net unrealized gain or loss on securities available for sale and securities available for sale transferred to investment securities held to maturity, net of tax, for the period. Accumulated other comprehensive income represents the net unrealized gain or loss on securities available for sale and securities available for sale transferred to investment securities held to maturity, net of tax, as of the consolidated balance sheet dates.

Total comprehensive income for the three months ended March 31, 1998 and 1997 was $1.9 million and $891 thousand, respectively.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 standardizes the disclosure requirement of Statement No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                               CNB Financial Corp.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                             (Dollars in Thousands)

General

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and the results of operations of the Company. This discussion and analysis is intended to supplement and highlight information contained in the accompanying unaudited consolidated interim financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

This discussion and analysis contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from these estimates. These factors include changes in general economic and market conditions and the development of an interest rate environment that adversely impacts the interest rate spread or other income anticipated from the Company's operations and assets.

Summary

Net income for the three months ended March 31, 1998, was $1,770, a 3% decrease from the $1,818 earned in the same period last year. Diluted earnings per share of $0.46 were down from the $0.47 earned in the first quarter of 1997.

Total assets at March 31, 1998 grew to $674,596, an increase of 6% from the 1997 year-end total of $634,389. Net loans increased to $348,867, up 3% from the $338,332 reported at December 31, 1997. The available-for-sale portion of the securities portfolio increased by 17% from December 31, 1997 to $168,021. At March 31, 1998, there was a net unrealized gain of $576 in the available-for-sale portfolio compared to a net unrealized gain of $720 at December 31, 1997. The held-to-maturity portfolio had a net increase of $1,607 (1%) from $110,324 at December 31, 1997 to $111,931 at March 31, 1998.

The growth in total assets during the quarter was funded primarily through a $49,090 (9%) increase in deposits. The increase in deposits also allowed for a $11,549 (41%) decrease in short-term borrowings from December 31, 1997.

Stockholders' equity of $55,534 increased by $928 (2%) during the period. The increase in stockholders' equity for the quarter was primarily due to the Company's earnings ($1,770) offset by dividends paid ($534) and the purchase of treasury stock ($553).

Results of Operations

                       Three Months Ending March 31, 1998
                   compared to the comparable period last year

Total interest and dividend income for the period increased $960 (8%) from $11,586 to $12,546. The increase in interest and dividend income was primarily from an 11% increase in average earning assets which offset a 17 basis point drop in the average tax equivalent yield from 8.55% to 8.38%.

The average tax equivalent yield on loans decreased to 8.97% in the first quarter of 1998 from 9.24% in the first quarter of 1997. The 27 basis point (3%) drop in the average tax equivalent yield in 1998 is attributable to the lower interest rates prevalent due to the increased competition in the market place and the generaly lower interest rate environment in 1998 vs 1997. The security portfolio tax equivalent yield decreased from 7.69% to 7.62% due to the increase in paydowns on mortgage related bonds and the call of high coupon agency bonds.

Interest expense increased 16% to $6,092 during the period ended March 31, 1998. The average balance of interest-bearing deposits increased 10% or $48,103 when compared to the first quarter of 1997. Included in this increase was $43,730 in time deposits. The average rate paid on deposits increased 20 basis points from 4.29% in the first quarter of 1997 to 4.49% in the first quarter of 1998.

A loan loss provision of $150 was recorded in the first quarter of 1998 compared to $125 in the same period of 1997. Non-performing loans at March 31, 1998 were $4,787, an increase of 7% from the balance of $4,493 at December 31, 1997.

Activity in the allowance for loan losses was as follows:

                                             Quarter Ended      Year Ended
                                            March 31, 1998   December 31, 1997
                                            --------------   -----------------

Balance, beginning of period                       $ 8,378             $ 8,367
Provision                                              150                 275
Charge-offs                                           (263)             (1,531)
Recoveries                                             122               1,267
                                                   -------            --------
  Net charge-offs                                      141                 264
                                                   -------            --------
Balance, end of period                             $ 8,387            $  8,378
                                                   =======            ========


Other income remained constant over the two quarters ($999 vs. $983). Increases in service fee income helped offset the decline in the net gain on securities transactions.

Other expenses increased $335 (7%) from $4,574 to $4,909 in the first quarter of 1998. The major item contributing to this increase was an increase in data processing costs of $153 (42%); $72 of the increase related to depreciation on new hardware and software and $68 related to increased costs for core processing. Occupancy and equipment expense for the first quarter of the year was up $82 (19%) due to increased rent for the new offices in Rotterdam and Gloversville as well as increases in repairs and maintenance and real estate taxes. Professional fees during the quarter increased to $280 from $197 ($83) due to costs associated with the profitability study currently in process. ORE (other real estate) expense and repossession expenses increased $67 to $275 due primarily to increased losses on the sale of assets as well as increases in maintenance, repossession and foreclosure expenses.

Income tax expense decreased $156 to $623 for the quarter ended March 31, 1998, due to a decrease in income before income tax expense.

Financial Condition, Liquidity and Capital Resources

                       Changes in Financial Condition from
                       December 31, 1997 to March 31, 1998

Consolidated total assets increased to $674,596 at March 31, 1998, compared to $634,389 at December 31, 1997, an increase of $40,207, or 6%.

Investment securities in the available-for-sale portion of the portfolio increased $23,944 to $168,021. The increase was due mainly to the purchase of collateralized mortgage obligations. The held-to-maturity portfolio increased by $1,607 and there were no items in the trading account at March 31, 1998.

Net loans increased by $10,535 (3%), and the allowance for loan losses increased by $9. As of March 31, 1998 the allowance for loan losses ($8,387) represents 2.35% of total loans and 175% of non-performing loans. This compares to 2.42% and 186% at December 31, 1997.

Non-accrual loans have increased from $2,107 to $2,823; $716 (34%) during the quarter. The major increases in non-accrual loans took place in the commercial real estate sector of the portfolio with three loans totaling $620 going on non-accrual status during the quarter. Past due loans over 90 days and still accruing decreased during the quarter by $422 (18%) to $1,964.

Total deposits increased from $538,472 to $587,562 or $49,090 (9%). The largest growth during the period was in municipal time deposits as money became available from New York State.

At March 31, 1998, total stockholders' equity increased by $928 from December 31, 1997. Net income for the period was $1,770 of which $534 was paid back to the stockholders in the form of dividends.

The Company's Board of Directors authorized the repurchase of 236,000 outstanding shares at its February 18, 1997 meeting. During 1997, 42,115 shares were repurchased at a cost of $1,018. On February 27, 1998, the Company announced its intention to extend the repurchase program and to purchase up to 332,061 shares of its stock in the open market during the period from March 16, 1998 to March 15, 1999. The shares will be purchased at prevailing market prices from time to time depending on market conditions. The repurchased shares will be held in treasury stock but may be reissued in the future in connection with the Company's Dividend Reinvestment Plan, to satisfy the issuing of stock options, or for other corporate purposes, such as acquisitions. During the quarter ended March 31, 1998, 16,386 shares were repurchased at a cost of $553.

On February 27, 1998, the Board of Directors declared a two-for-one stock split, contingent upon stockholder approval of an amendment to the Certificate of Incorporation to change the par value of the Company's stock at the Annual Meeting to be held in May 1998. Due to the contingency associated with the stock split, the effects of the split will not be reflected in the consolidated financial statements or in any per share data until the stockholders approve the reduction in the par value of the Company's stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's interest rate risk position since December 31, 1997. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                               CNB Financial Corp.
                           Part II - Other Information


Item 1 -    Legal Proceedings

            None

Item 2 -    Changes in Securities and Use of Proceeds

            None

Item 3 -    Defaults  upon Senior Securities

            None

Item 4 -    Submission of Matters to a Vote of Security Holders

            None

Item 5 -    Other Information

            None

Item 6 -    Exhibits  and reports on Form 8-K

            Extension of stock repurchase program and a 2-for-1 stock split (incorporated herein by reference to previously filed Form 8-K dated 3-5-98)

            Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CNB FINANCIAL CORP.
                                          Registrant


Date:  May 14, 1998            By:
                                  --------------------------------
                                  Donald L. Brass
                                  President


Date:  May 14, 1998            By:
                                  --------------------------------
                                  Peter J. Corso
                                  Executive Vice President