Form 10-Q
period 1998-06-30
CNB FINANCIAL CORP /NY/
filed 1998-08-14
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly period endingJune 30, 1998

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


      Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Number of shares outstanding
            Class                              on July 31, 1998
    ---------------------------          ------------------------------
    Common Stock, $1.25 par value                  7,659,179

PART I.  FINANCIAL INFORMATION                                              Page

            Item 1. Consolidated Interim Financial Statements (unaudited)

                    1. Consolidated Balance Sheets                            3.

                    2. Consolidated Statements of Income                      4.

                    3. Consolidated Statements of Cash Flows                  5.

                    4. Notes to Consolidated Interim Financial Statements  6.-7.

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8.-12.

            Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk                                        12.


PART II.  OTHER INFORMATION


            Item 1. Legal Proceedings                                        12.

            Item 2. Changes in Securities                                    12.

            Item 3. Defaults Upon Senior Securities                          12.

            Item 4. Submission of Matters to a Vote of Security Holders      12.

            Item 5. Other Information                                        13.

            Item 6. Exhibits and reports on Form 8-K                         13.


SIGNATURES

                          Part 1. Financial Information

Item 1. Consolidated Interim Financial Statements

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                              JUNE 30,    DECEMBER 31,
                                                                                1998         1997
                                                                              --------    ------------
                                                                             (UNAUDITED)
ASSETS

Cash and due from banks                                                       $  18,431    $  19,498
Federal funds sold                                                                    0            0
                                                                              ---------    ---------
                      Cash and cash equivalents                                  18,431       19,498
Trading securities                                                                  645        1,119
Securities available for sale, at fair value                                    167,950      144,077
Investment securities held to maturity, at amortized cost                       111,637      110,324
Net loans receivable                                                            360,139      338,332
Accrued interest receivable                                                       5,605        5,325
Premises and equipment, net                                                      10,468       10,005
Other real estate owned and repossessed assets                                    1,084        1,372
Other assets                                                                      5,725        4,337
                                                                              ---------    ---------
                      TOTAL ASSETS                                            $ 681,684    $ 634,389
                                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                     57,289       49,358
Interest-bearing deposits                                                       530,016      489,114
                                                                              ---------    ---------
                      Total deposits                                            587,305      538,472
                                                                              ---------    ---------
Short-term borrowings:
        Securities sold under agreements to repurchase                           14,120       17,330
        Borrowings from the Federal Home Loan Bank of New York                    9,525       10,400
        Borrowings from the U.S. Treasury                                           517          503
                                                                              ---------    ---------
                      Total short-term borrowings                                24,162       28,233
                                                                              ---------    ---------
Long-term borrowings                                                              6,702        6,931
Other liabilities                                                                 7,474        6,147
                                                                              ---------    ---------
                      Total Liabilities                                         625,643      579,783

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
        (7,794,332 issued in 1998 and 7,752,340 shares issued in 1997)            9,743        9,690
Additional paid-in capital                                                        6,128        5,891
Retained earnings                                                                42,067       39,564
Accumulated other comprehensive income:
        Net unrealized gain on securities available for sale
        and securities available for sale transferred to investment
        securities held to maturity, net of tax                                     210          393
Treasury stock, at cost (140,950 shares in  1998 and 76,144 shares in 1997)      (2,107)        (932)
                                                                              ---------    ---------
                      Total stockholders' equity                                 56,041       54,606
                                                                              ---------    ---------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 681,684    $ 634,389
                                                                              =========    =========

     Share data has been adjusted for the June 1998 two-for-one stock split.
      See accompanying notes to consolidated interim financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                              Three months ended   Six months ended
                                                                    June 30,          June 30,
                                                              ------------------   -----------------
                                                                1998       1997    1998       1997
                                                                -----      -----   -----      ----
                                                                            (unaudited)
Interest and dividend income:
         Loans, including fees                                 $ 8,304   $ 7,540   $16,175    14,912
         Securities:
                   Taxable                                       4,172     3,717     7,974     7,093
                   Nontaxable                                      886       788     1,728     1,535
         Federal funds sold and other                              127       137       157       228
                                                               -------   -------   -------   -------
                                                                13,489    12,182    26,034    23,768
                                                               -------   -------   -------   -------
Interest expense:
         Deposits                                                6,461     5,356    12,207    10,322
         Short-term borrowings                                     229       229       476       434
         Long-term borrowings                                       97       101       195       203
                                                               -------   -------   -------   -------
                                                                 6,787     5,686    12,878    10,959
                                                               -------   -------   -------   -------
         Net interest income                                     6,702     6,496    13,156    12,809

Provision for loan losses                                          140         0       290       125
                                                               -------   -------   -------   -------
         Net interest income after provision for loan losses     6,562     6,496    12,866    12,684
Other income:
         Service charges on deposit accounts                       469       431       916       788
         Net gain on securities transactions                       142        27       236       288
         Other                                                     370       300       828       666
                                                               -------   -------   -------   -------
                                                                   981       758     1,980     1,742
                                                               -------   -------   -------   -------
Other expenses:
         Salaries and employee benefits                          2,290     2,146     4,470     4,401
         Occupancy and equipment                                   521       493     1,046       936
         Data processing                                           518       359     1,036       724
         Professional fees                                         334       185       614       382
         FDIC deposit insurance and related costs                   16        16        34        32
         Advertising and marketing                                 108       178       182       369
         Postage and courier                                       172       143       301       275
         Office supplies and stationary                            112       118       247       241
         Other real estate owned and repossessed assets            259       190       534       398
         Other                                                     769       572     1,546     1,217
                                                               -------   -------   -------   -------
                                                                 5,099     4,400    10,009     8,975
                                                               -------   -------   -------   -------

Income before income tax expense                                 2,444     2,854     4,837     5,451

Income tax expense                                                 638       856     1,261     1,635
                                                               -------   -------   -------   -------
         Net income                                            $ 1,806   $ 1,998   $ 3,576     3,816
                                                               =======   =======   =======   =======

Earnings per share:
         Basic                                                 $  0.24   $  0.26   $  0.47   $  0.49
         Diluted                                               $  0.23   $  0.26   $  0.46   $  0.49

     Share data has been adjusted for the June 1998 two-for-one stock split.
      See accompanying notes to consolidated interim financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                           -----------------
                                                                                           1998         1997
                                                                                           ----         ----
                                                                                              (unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
          Net Income                                                                    $   3,576    $   3,816
          Adjustments to reconcile net income to net cash
           provided by operating activities:
                     Depreciation and amortization                                            656          509
                     Provision for loan losses                                                290          125
                     Net gain on securities transactions                                     (236)        (288)
                     Net loss on sales and writedowns of other real estate
                         owned and repossessed assets                                         181          152
                     Purchases of trading securities                                       (9,760)      (4,781)
                     Proceeds from sales of trading securities                             10,330        4,784
                     Increase in accrued interest receivable                                 (280)        (305)
                     Net change in other assets and other liablilties                          40       (1,352)
                                                                                        ---------    ---------
                                 Net cash provided by operating activities                  4,797        2,660
                                                                                        ---------    ---------
Cash flows from investing activities:
          Purchase of securities:
                     Available for sale                                                  (101,320)     (42,821)
                     Held to maturity                                                     (15,068)     (15,129)
          Proceeds from sales of securities:
                     Available for sale                                                    46,801       43,742
          Proceeds from maturities and calls of securities:
                     Available for sale                                                    30,502        2,681
                     Held to maturity                                                      13,755        5,310
          Net loans made to customers                                                     (22,588)     (10,361)
          Proceeds from sales of other real estate owned and
              repossessed assets                                                              598          632
          Capital expenditures                                                             (1,119)        (558)
                                                                                        ---------    ---------
                                 Net cash used in investing activities                    (48,439)     (16,504)
                                                                                        ---------    ---------
Cash flows from financing activities:
          Net increase in deposits                                                         48,833       18,123
          Net (decrease) increase in short term borrowings                                 (4,071)       3,166
          Payments on long-term borrowings                                                   (229)        (220)
          Dividends paid                                                                   (1,073)        (925)
          Proceeds from issuance of shares for options and dividend reinvestment plan         290          243
          Purchase of treasury stock                                                       (1,175)        (218)
                                                                                        ---------    ---------
                                 Net cash provided by financing activities                 42,575       20,169
                                                                                        ---------    ---------
Net (decrease) increase in cash and cash equivalents                                       (1,067)       6,325
Cash and cash equivalents at beginning of period                                           19,498       16,236
                                                                                        ---------    ---------
Cash and cash equivalents at end of period                                              $  18,431    $  22,561
                                                                                        =========    =========

      See accompanying notes to consolidated interim financial statements.

                               CNB Financial Corp.
               Notes to Consolidated Interim Financial Statements
                                   (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements included the accounts of CNB Financial Corp. (the Company) and its wholly owned subsidiaries, Central National Bank, Canajoharie and Central Asset Management
(CAM). The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the CNB Financial Corp. consolidated year-end financial statements, including notes thereto, which are included in the CNB Financial Corp. 1997 Annual Report on Form 10-K.

All share and per share data has been adjusted for the two-for-one stock split approved by the stockholders at the May 1998 Annual Meeting and paid on June 30, 1998.

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

The following table provides the calculation of basic and diluted EPS for the three and six months ended June 30:


                                                                 Weighted                             Weighted
                                                                  Average     Per Share               Average      Per Share
(in thousands, except per share data)               Income        Shares        Amount    Income       Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended 6/30/98              Six Months Ended 6/30/98
Basic EPS:
                 Net income available
                      To common stockholders        $1,806         7,670       $0.24      $3,576        7,662        $0.47
Effective of Dilutive Securities:
                 Stock options                                        38                                   42
Dilutive EPS                                        $1,806         7,708       $0.23      $3,576        7,704        $0.46



                                                                 Weighted                             Weighted
                                                                  Average     Per Share               Average      Per Share
(in thousands, except per share data)               Income        Shares        Amount    Income       Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended 6/30/97              Six Months Ended 6/30/97
Basic EPS:
      Net income available
           To common stockholders                   $1,998         7,733        $0.26     $3,816        7,744        $0.49
Effective of Dilutive Securities:
      Stock options                                                   44                                   38
Dilutive EPS                                        $1,998         7,777        $0.26     $3,816        7,782        $0.49


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

Total comprehensive income for the three months ended June 30, 1998 and 1997 was $1.5 million and $3.3 million, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $3.4 million and $4.2 million, respectively.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 standardizes the disclosure requirement of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statement No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               CNB Financial Corp.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                             (Dollars in Thousands)

General

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and the results of operations of the Company. This discussion and analysis is intended to supplement and highlight information contained in the accompanying unaudited consolidated interim financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997.

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

Summary

Net income for the three months ended June 30, 1998, was $1,806, a 10% decrease from the $1,998 earned in the same period last year. Diluted earnings per share of $0.23 were down from the $0.26 earned in the second quarter of 1997. For the six months ended June 30, 1998, earnings decreased by $240, from $3,816 in 1997 to $3,576 this year. Diluted earnings per share were down $0.03 from $0.49 to $0.46.

Total assets at June 30, 1998 grew to $681,684, an increase of 7% from the 1997 year-end total of $634,389. Net loans increased to $360,139, up 6% from the $338,332 reported at December 31, 1997. The available-for-sale portion of the securities portfolio increased by 17% from December 31, 1997 to $167,950. At June 30, 1998, there was a net unrealized gain of $434 in the available-for-sale portfolio compared to a net unrealized gain of $720 at December 31, 1997. The held-to-maturity portfolio had a net increase of $1,313 (1%) from $110,324 at December 31, 1997 to $111,637 at June 30, 1998.

The growth in total assets during the six months ended June 30, 1998 was funded primarily through a $48,833 (9%) increase in deposits. The increase in deposits also allowed for a $4,071 (14%) decrease in short-term borrowings from December 31, 1997.

Stockholders' equity of $56,041 increased by $1,435 (3%) during the six months ended June 30, 1998. The increase in stockholders' equity was primarily due to the Company's earnings ($3,576) offset by dividends paid ($1,073) and the purchase of treasury stock ($1,175).


Results of Operations

                         Six Months Ending June 30, 1998
                   compared to the comparable period last year

Total interest and dividend income for the period increased $2,266 (10%) from $23,768 to $26,034. The increase in income was primarily from a 13% increase in average earning assets which offset a 27 basis point drop in the average tax equivalent yield from 8.57% to 8.30%. The tax equivalent yield on the security portfolio decreased 31 basis points from 7.72% in 1997 to 7.41% in the current year. Paydowns on mortgage-backed products and the call of higher coupon agency bonds are responsible for the decline in yield. The 24 basis point drop in loan yields from 9.31%, for six months ended June 30, 1997 to 9. 07 % in the current year, is the result of the highly competitive rate environment, refinancing of real estate loans, and generally lowers interest rate environment.

Interest expense increased by $1,919 (18%), to $12,878 from $10,959. The average balance of interest bearing deposits increased 13% or $61,513; $54,729 of the increase was in time deposits when compared to the same period of last year.
The average rate paid on deposits increased 21 basis points from 4.34% to 4.55%.

A loan loss provision of $290 was recorded in the first half of 1998, compared to $125 in the same period last year. The lower provision in 1997 was directly attributed to a large recovery received during the 1997 period.


Activity in the allowance for loan losses was as follows:

                                 Six Months Ended              Year Ended
                                  June 30, 1998              December 31, 1997
                                  -------------              -----------------

Balance, beginning of period        $8,378                        $8,367
Provision                              290                           275
Charge-offs                           (537)                       (1,531)
Recoveries                             263                         1,267
                                    ------                        ------
Balance, end of period              $8,394                        $8,378
                                     =====                        ======


Other income increased $238 (14%) from the 1997 to 1998 period. Fee income (ATM and NSF), which increased a combined total of $127, was primarily responsible for the increase in other income.

Other expenses increased $1,034 (12%) from the 1997 to 1998 period. Major expense increases include, data processing costs $313 (new hardware, software, and core processing costs), professional fees $232 (use of consultants regarding various strategic and organizational issues, as well as operational issues of the Company), and problem loan expenses $202 (ORE, repossession, and foreclosure costs).

Income tax expense decreased $374 for the six-month period ended June 30, 1998 due primarily to a decrease in income before income tax expense as well as the tax benefits associated with a newly-formed subsidiary of the Bank.

Results of Operations

                        Three Months Ending June 30, 1998
                   compared to the comparable period last year

Total interest and dividend income for the period increased $1,307 (11%) from $12,182 to $13,489. The increase in interest and dividend income was primarily from an 18% increase in average earning assets which offset a 51 basis point drop in the average tax equivalent yield from 8.77% to 8.26%.

The average tax equivalent yield on loans decreased to 9.12% in the second quarter of 1998 from 9.43% in the same period of 1997. The 31 basis point drop in the average tax equivalent yield in 1998 is attributable to the lower interest rates prevalent due to the increased competition in the market place and the generally lower interest rate environment in 1998 vs. 1997. The security portfolio tax equivalent yield decreased from 7.96% to 7.30% due to the increase in paydowns on mortgage-backed products and the call of high coupon agency bonds.

Interest expense increased 19% to $6,787 during the period ended June 30, 1998. The average balance of interest-bearing deposits increased 20% or $92,985 when compared to the same quarter of 1997. Included in this increase was an increase of $75,567 in time deposits. The average rate paid on deposits increased 4 basis points from 4.56% in the second quarter of 1997 to 4.60% in the same quarter of 1998.

A loan loss provision of $140 was recorded in the second quarter of 1998 while none was recorded in the comparable quarter of last year. Non-performing loans at June 30, 1998 were $6,828, an increase of 52% from the balance of $4,493 at December 31, 1997. An increase in non-performing commercial real estate loans accounted for the majority of the increase in non-performing loans. A more detailed discussion of non-performing loans appears under the section "Changes in Financial Condition from December 31, 1997 to June 30, 1998."

Other income increased over the two quarters ($981 vs. $758) with security gains accounting for $115 of the increase.

Other expenses increased $699 (16%) from $4,400 to $5,099 in the second quarter of 1998. The major item contributing to this increase was an increase in data processing costs of $159 (44%); $73 of the increase related to depreciation on new hardware and software and $68 related to increased costs for core processing. Professional fees during the quarter increased to $334 from $185 ($149) due to costs incurred in assisting management in addressing various strategic and organizational issues, as well as operational issues of the Company. ORE (other real estate) expense and repossession expenses increased $69 to $259 dues primarily to increased maintenance, repossession and foreclosure expenses. Telephone service costs (a component of other expenses) increased $96 due primarily to increase costs incurred in conjunction with the wide area network now in use.

Income tax expense decreased $218 to $638 for the quarter ended June 30, 1998, due primarily to a decrease in income before income tax expense, as well as the tax benefits associated with a newly-formed subsidiary of the Bank.

Financial Condition, Liquidity and Capital Resources

                       Changes in Financial Condition from
                        December 31,1997 to June 30, 1998

Consolidated total assets increased to $681,684 at June 30, 1998, compared to $634,389 at December 31, 1997, an increase of $47,295, or 7%.

Securities in the available-for-sale portion of the portfolio increased $23,873 to $167,950. The increase was due mainly to the purchase of collateralized mortgage obligations. The held-to-maturity portfolio increased by $1,313 and there was one security for $645 in the trading securities portfolio at June 30, 1998.

Net loans increased by $21,807 (6%), and the allowance for loan losses increased by $16. As of June 30, 1998 the allowance for loan losses ($8,394) represents 2.28% of total loans and 123% of non-performing loans. This compares to 2.42% and 186% at December 31, 1997.

Non-accrual loans have increased $1,359 (64%) from $2,107 to $3,466 during the period. The major increases in non-accrual loans took place in the real estate sectors of the portfolio. Commercial real estate non-accruals increased by $561 (3 loans), farm real estate by $363 (3 loans), and residential real estate by $314 (9 loans) during the six-month period. Past due loans over 90 days and still accruing increased during the period by $976 (41%) to $3,362. The increase is caused by a small number of loans which management is heavily involved in an effort to bring current during the quarter. Management believes that current economic conditions of the market area in commercial and agricultural business lines have effected the upward trend in non-performing loans. This increasing trend is not expected to continue in the second half of the year.

Total deposits increased from $538,472 to $587,305 or $48,833 (9%). The largest increase during the period was in time deposits, which increased $37,834 (17%), and demand deposit accounts, which increased $7,931 (16%).

At June 30, 1998, total stockholders' equity increased by $1,435 from December 31, 1997. Net income for the period was $3,576 of which $1,073 was paid back to the stockholders in the form of dividends and $1,175 was used to purchase treasury stock.

The Company's Board of Directors authorized the repurchase of 472,000 outstanding shares at its February 1997 meeting. During 1997, 84,230 shares were repurchased at a cost of $1,018. On February 27, 1998, the Company announced its intention to extend the repurchase program and to purchase up to 664,122 shares of its stock in the open market during the period from March 16, 1998 to March 15, 1999. The shares will be purchased at prevailing market prices from time to time depending on market conditions. The repurchased shares will be held in treasury stock but may be reissued in the future in connection with the Company's Dividend Reinvestment Plan, to satisfy the issuing of stock options, or for other corporate purposes. During the six months ended June 30, 1998, 64,806 shares (net of issuances to the dividend reinvestment program) were repurchased at a cost of $1,175.

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

IMPACT OF THE YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" issue is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company has conducted a review of its computer systems to identify applications that could be affected by the year 2000 issue and has developed an implementation plan to address the issue. The Company is utilizing both internal and external resources to identify, correct and reprogram, and test its systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management does not expect that costs related to becoming year 2000 compliant will have a significant impact on its financial position or results of operation.

The risks associated with the year 2000 issue go beyond the Company's own ability to solve year 2000 problems. Should significant commercial customers fail to address year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs. In addition, should suppliers of critical services fail in their efforts to become year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company's or fail to be year 2000 compliant, it could have significant adverse effects on the operations and financial results of the Company.

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

           None


Item 3 -   Defaults upon Senior Securities

           None

Item 4 -   Submission of Matters to a Vote of Security Holders

           The Annual Meeting of CNB Financial Corp. was held on May 21, 1998. At the meeting, J. Carl Barbic and Donald L. Brass were elected directors with terms expiring in 2001. In favor of: 6,823,492, withheld: 17,836.

           The stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares from 10,000,000 to 20,000,000.

           In addition, a two-for-one stock split and a change in the par value of the common stock from $2.50 to $1.25 per share was approved by vote of the stockholders. In favor of: 3,404,400, against: 10,232, withheld: 4,429.

Item 5 -   Other Information

           None

Item 6 -   Exhibits and reports on Form 8-K

           Exhibit 27 - Financial Data Schedule






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CNB FINANCIAL CORP.
                                               Registrant


Date:  _________, 1998                          By: /s/ DONALD L. BRASS
                                                   -----------------------------
                                                Donald L. Brass
                                                President



Date:  __________ 1998                          By: /s/ PETER J. CORSO
                                                   -----------------------------
                                                Peter J. Corso
                                                Executive Vice President