Form 10-Q
period 1998-09-30
CNB FINANCIAL CORP /NY/
filed 1998-11-13
CIK 883756

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

               For the Quarterly period ending September 30, 1998


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

                             Yes   X      No
                                 -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Number of shares outstanding
                Class                           on September 30, 1996
      -----------------------------         ----------------------------
      Common Stock, $1.25 par value                   7,592,452

================================================================================

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
   Item 1. Consolidated Interim Financial Statements (unaudited)

           1. Consolidated Balance Sheets ...............................     3.

           2. Consolidated Statements of Income .........................     4.

           3. Consolidated Statements of Cash Flows .....................     5.

           4. Notes to Consolidated Interim Financial Statements ........  6.-7.

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............... 8.-12.

   Item 3. Quantiative and Qualitative Disclosures About Market Risk ....    13.


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings ............................................    13.

   Item 2. Changes in Securities and Use of Proceeds ....................    13.

   Item 3. Defaults Upon Senior Securities ..............................    13.

   Item 4. Submission of Matters to a Vote of Security Holders ..........    13.

   Item 5. Other Information ............................................    13.

   Item 6. Exhibits and Reports on Form 8-K .............................    13.



SIGNATURES


                                         CNB FINANCIAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except share data)



                                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                                           1998                      1997
                                                                                           ----                      ----
                                                                                        (UNAUDITED)
ASSETS

Cash and due from banks                                                                    $ 23,688                 $ 19,498
Federal funds sold                                                                            2,625                        0
                                                                                           --------                 --------
                                 Cash and cash equivalents                                   26,313                   19,498
Trading securities                                                                                0                    1,119
Securities available for sale, at fair value                                                170,660                  144,077
Investment securities held to maturity, at amortized cost                                   114,667                  110,324
Net loans receivable                                                                        363,158                  338,332
Accrued interest receivable                                                                   6,063                    5,325
Premises and equipment, net                                                                  10,239                   10,005
Other real estate owned and repossessed assets                                                1,187                    1,372
Other assets                                                                                  4,671                    4,337
                                                                                           --------                 ========
                                 TOTAL ASSETS                                              $696,958                 $634,389
                                                                                           ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                                 62,309                   49,358
Interest-bearing deposits                                                                   555,870                  489,114
                                                                                           --------                 --------
                                 Total deposits                                             618,179                  538,472
                                                                                           --------                 --------

Short-term borrowings:
                 Securities sold under agreements to repurchase                               7,454                   17,330
                 Borrowings from the Federal Home Loan Bank of New York                           0                   10,400
                 Borrowings from the U.S. Treasury                                              524                      503
                                                                                           --------                 --------
                                 Total short-term borrowings                                  7,978                   28,233
                                                                                           ========                 ========

Long-term borrowings                                                                          6,617                    6,931
Other liabilities                                                                             8,117                    6,147
                                                                                           --------                 --------
                                 Total Liabilities                                          640,891                  579,783
                                                                                           --------                 --------

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
                 (7,795,427 issued in 1998 and 7,752,340 shares issued in 1997)               9,744                    9,690
Additional paid-in capital                                                                    6,136                    5,891
Retained earnings                                                                            43,352                   39,564
Accumulated other comprehensive income:
                 Net unrealized gain on securities available for sale
                 and securities available for sale transferred to investment
                 securities held to maturity, net of tax                                        465                      393
Treasury stock, at cost (222,041 shares in  1998 and 76,144 shares in 1997)                  (3,630)                    (932)
                                                                                           --------                 --------
                                 Total stockholders' equity                                  56,067                   54,606
                                                                                           ========                 ========
                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $696,958                 $634,389
                                                                                           ========                 ========

                 Share data has been adjusted for the June 1998 two-for-one stock split. See accompanying notes to consolidated interim financial statements.


                                               CNB FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share data)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                          1998         1997                  1998          1997
                                                         -------      -------               -------       -------
                                                                               (UNAUDITED)
Interest and dividend income:
     Loans, including fees                               $ 8,314      $ 7,929               $24,489       $22,841
     Securities:
          Taxable                                          3,788        3,313                11,762        10,406
          Nontaxable                                         904          815                 2,632         2,350
     Federal funds sold and other                             38          118                   195           346
                                                         -------      -------               -------       -------
                                                          13,044       12,175                39,078        35,943
                                                         -------      -------               -------       -------
Interest expense:
     Deposits                                              6,201        5,419                18,408        15,741
     Short-term borrowings                                   218          151                   694           585
     Long-term borrowings                                     94          100                   289           303
                                                         -------      -------               -------       -------
                                                           6,513        5,670                19,391        16,629
                                                         -------      -------               -------       -------
     Net interest income                                   6,531        6,505                19,687        19,314
Provision for loan losses                                    320            0                   610           125
                                                         -------      -------               -------       -------
     Net interest income after provision for
       loan losses                                         6,211        6,505                19,077        19,189
                                                         -------      -------               -------       -------
Other income:
     Service charges on deposit accounts                     491          433                 1,407         1,221
     Net gain on securities transactions                      82           35                   318           323
     Other                                                   447          401                 1,275         1,067
                                                         -------      -------               -------       -------
                                                           1,020          869                 3,000         2,611
                                                         -------      -------               -------       -------
Other expenses:
     Salaries and employee benefits                        2,141        2,107                 6,611         6,508
     Occupancy and equipment                                 468          430                 1,514         1,366
     Data processing                                         497          357                 1,533         1,081
     Professional fees                                       288          286                   902           668
     FDIC deposit insurance and related costs                 17           16                    51            48
     Advertising and marketing                                77          136                   259           505
     Postage and courier                                     140          145                   441           420
     Office supplies and stationary                          194          121                   441           362
     Other real estate owned and repossessed assets          150          185                   684           583
     Other                                                   764          745                 2,309         1,962
                                                         -------      -------               -------       -------
                                                           4,736        4,528                14,745        13,503
                                                         -------      -------               -------       -------
Income before income tax expense                           2,495        2,846                 7,332         8,297

Income tax expense                                           643          850                 1,904         2,485
                                                         -------      -------               -------       -------
     Net income                                          $ 1,852      $ 1,996               $ 5,428       $ 5,812
                                                         =======      =======               =======       =======
Earnings per share:
     Basic                                                 $0.24        $0.26                 $0.71         $0.75
     Diluted                                               $0.24        $0.26                 $0.71         $0.75

     Per share data has been adjusted for the June 1998 two-for-one stock split. See accompanying notes to consolidated interim financial statements.


                                     CNB FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1998                1997
                                                                                  ------------------------------
                                                                                            (UNAUDITED)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
           Net Income                                                               $ 5,428             $ 5,812
           Adjustments to reconcile net income to net cash
            provided by operating activities:
                     Depreciation and amortization                                    1,023                 755
                     Provision for loan losses                                          610                 125
                     Net gain on securities transactions                               (318)               (323)
                     Net loss on sales and writedowns of other real estate
                         owned and repossessed assets                                   131                 195
                     Purchases of trading securities                                (18,255)             (4,781)
                     Proceeds from sales of trading securities                       19,504               4,784
                     Increase in accrued interest receivable                           (738)               (600)
                     Net change in other assets and other liablilties                 1,563              (2,181)
                                                                                  ----------          ----------
                               Net cash provided by operating activities              8,948               3,786
                                                                                  ----------          ----------

Cash flows from investing activities:
           Purchases of securities:
                     Available for sale                                            (126,653)            (69,180)
                     Held to maturity                                               (22,521)            (18,688)
           Proceeds from sales of securities:
                     Available for sale                                              52,780              62,663
           Proceeds from maturities and calls of securities:
                     Available for sale                                              47,551               8,475
                     Held to maturity                                                18,213              13,250
           Net loans made to customers                                              (26,386)            (19,295)
           Proceeds from sales of other real estate owned and
               repossessed assets                                                     1,004                 835
           Capital expenditures                                                      (1,219)               (788)
                                                                                  ----------          ----------
                               Net cash used in investing activities                (57,231)            (22,728)
                                                                                  ----------          ----------

Cash flows from financing activities:
           Net increase in deposits                                                  79,707              45,624
           Net decrease in short term borrowings                                    (20,255)             (3,574)
           Payments on long-term borrowings                                            (314)               (300)
           Dividends paid                                                            (1,640)             (1,432)
           Proceeds from issuance of shares for options and Dividend
             Reinvestment Plan                                                          298                 406
           Purchase of treasury stock                                                (2,698)             (1,227)
                                                                                  ----------          ----------
                               Net cash provided by financing activities             55,098              39,497
                                                                                  ----------          ----------

Net increase in cash and cash equivalents                                             6,815              20,555
Cash and cash equivalents at beginning of period                                     19,498              16,236
                                                                                  ----------          ----------
Cash and cash equivalents at end of period                                         $ 26,313            $ 36,791
                                                                                  ==========          ==========

           See accompanying notes to consolidated interim financial statements.

                               CNB Financial Corp.
               Notes to Consolidated Interim Financial Statements

1. FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of CNB Financial Corp. (the Company) and its wholly owned subsidiaries, Central National Bank, Canajoharie and Central Asset Management (CAM). The unaudited consolidated interim financial statements have been prepared according to the rules of the Securities and Exchange Commission. In the opinion of the Company, the unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

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

The following table provides the calculation of basic and diluted EPS for the three and nine months ended September 30:


                                               Three Months Ended 9/30/98       Nine Months Ended 9/30/98
                                              ------------------------------  -------------------------------
                                                        Weighted                       Weighted
                                                        Average   Per Share             Average   Per Share
(in thousands, except per share data)         Income     Shares     Amount    Income    Shares      Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS:
  Net income available
      to common stockholders                  $  1,852      7,605    $  0.24   $5,428     7,644     $0.71
Effective of Dilutive Securities:
      Stock options                                            49                            44
                                             ------------------------------------------------------------
Dilutive EPS                                   $ 1,852      7,654    $  0.24   $5,428     7,688     $0.71
                                             =============================================================


                                               Three Months Ended 9/30/97       Nine Months Ended 9/30/97
                                              ------------------------------  -------------------------------
                                                        Weighted                       Weighted
                                                        Average   Per Share             Average   Per Share
(in thousands, except per share data)         Income     Shares     Amount    Income    Shares      Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS:
              Net income available
                  to common stockholders      $  1,996      7,699    $  0.26  $5,812      7,725       $0.75

Effective of Dilutive Securities:
              Stock options                                    23                            21
                                             -------------------------------------------------------------
Dilutive EPS                                  $  1,996      7,722    $  0.26  $5,812      7,745       $0.75
                                             =============================================================

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

Total comprehensive income for the three months ended September 30, 1998 and 1997 was $2.0 million and $2.9 million, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $5.3 million and $6.8 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               CNB Financial Corp.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                             (Dollars in Thousands)

General

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and the results of operations of the Company. This discussion and analysis is intended to supplement and highlight information contained in the accompanying unaudited consolidated interim financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997.

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

Summary

Net income for the three months ended September 30, 1998, was $1,852, a 7% decrease from the $1,996 earned in the same period last year. Diluted earnings per share of $0.24 were down from the $0.26 earned in the third quarter of 1997. For the nine months ended September 30, 1998, earnings decreased by $384, from $5,812 in 1997 to $5,428 this year. Diluted earnings per share were down $0.04 from $0.75 to $0.71.

Total assets at September 30, 1998 grew to $696,958, an increase of 10% from the 1997 year-end total of $634,389. Net loans increased to $363,158, up 7% from the $338,332 reported at December 31, 1997. The available-for-sale portion of the securities portfolio increased by 18% from December 31, 1997 to $170,660. At September 30, 1998, there was a net unrealized gain of $791 in the available-for-sale portfolio compared to a net unrealized gain of $720 at December 31, 1997. The held-to-maturity portfolio had a net increase of $4,343 (4%) from $110,324 at December 31, 1997 to $114,667 at September 30, 1998.

The growth in total assets during the nine months ended September 30, 1998 was funded primarily through a $79,707 (15%) increase in deposits. The increase in deposits also allowed for a $20,255 (72%) decrease in short-term borrowings from December 31, 1997.

Stockholders' equity of $56,067 increased by $1,461 (3%) during the nine months ended September 30, 1998. The increase in stockholders' equity was primarily due to the Company's earnings ($5,428) offset by dividends paid ($1,641) and the purchase of treasury stock ($2,698).

Results of Operations

                      Nine Months Ended September 30, 1998
                   compared to the comparable period last year

Total interest and dividend income for the period increased $3,135 (9%) from $35,943 to $39,078. The increase in income was primarily from a 13% increase in average earning assets which offset a 30 basis point drop in the average tax equivalent yield from 8.62% to 8.32%. The tax equivalent yield on the security portfolio decreased 31 basis points from 7.73% in 1997 to 7.42% in the current year. Paydowns on mortgage-backed products and the call of higher coupon agency bonds are responsible for the decline in yield. The 30 basis point drop in loan yields from 9.35%, for nine months ended September 30, 1997 to 9.05% in the current year, is the result of the highly competitive rate environment and refinancing of real estate loans.

Interest expense increased by $2,762 (17%), to $19,391 from $16,629. The average balance of interest bearing deposits increased 13% or $59,524; $48,588 of the increase was in the average balance of time deposits when compared to the same period of last year. As a result of the increase in time deposits, as compared to less expensive deposit types, the average rate paid on interest bearing deposits increased 17 basis points from 4.41% to 4.58%.

As a result of the foregoing changes in interest and dividend income and interest expense, net interest income increased by $373, or 2%, to a total of 19,687 for the nine months ended September 30, 1998. The net interest margin decreased to 4.33% in 1998, as compared to 4.77% in 1997.

A loan loss provision of $610 was recorded for the nine months ended September 30, 1998, compared to $125 in the same period last year. The lower provision in 1997 was directly attributed to a large recovery received during the 1997 period.

Activity in the allowance for loan losses was as follows:

                                    Nine Months Ended        Year Ended
                                   September 30, 1998     December 31, 1997
                                   ------------------     -----------------

Balance, beginning of period           $8,378                  $8,367
Provision                                 610                     275
Charge-offs                              (954)                 (1,531)
Recoveries                                369                   1,267
                                       ------                  ------
Balance, end of period                 $8,403                  $8,378
                                       ======                  ======

Other income increased $389 (15%) from the 1997 to 1998 period. The increase in other income is primarily attributable to an increase in service charges on deposit accounts (primarily an increase in ATM convenience fees), an increase in investment and trust management fees and an increase in other items related primarily to mortgage banking related income.

Total other expenses increased $1,242 (9%) from the 1997 to 1998 period. Major expense increases include, data processing costs $452 (new hardware, software, and increases in core processing costs), professional fees $234 (use of consultants regarding various strategic, operational, and organizational issues of the Company), communication system enhancements, which is a component of other expense, $152 (wide area network and online banking), and other real estate owned and repossessed asset related expenses of $101.

Income tax expense decreased $581 for the nine-month period ended September 30, 1998 due primarily to a decrease in income before income tax expense.

Results of Operations

                      Three Months Ended September 30, 1998
                   compared to the comparable period last year

Total interest and dividend income for the period increased $869 (7%) from $12,175 to $13,044. The increase in interest and dividend income was primarily from an 13% increase in average earning assets which offset a 39 basis point drop in the average tax equivalent yield from 8.69% to 8.30%.

The average tax equivalent yield on loans decreased to 9.01% in the third quarter of 1998 from 9.50% in the same period of 1997. The 49 basis point drop in the average tax equivalent yield in the third quarter of 1998 is attributable primarily to an increase in non-performing loans during the third quarter of 1998 when compared to the same period in 1997, the lower interest rates prevalent due to the increased competition in the market place and the generally lower interest rate environment in 1998 vs. 1997. The security portfolio tax equivalent yield decreased from 7.66% to 7.37% due to the increase in paydowns on mortgage-backed products and the call of high coupon agency bonds.

Interest expense increased 15% to $6,513 during the quarter ended September 30, 1998. The average balance of interest-bearing deposits increased 12% or $56,313 when compared to the same quarter of 1997. Included in this increase was an increase of $39,582 in the average balance of time deposits. The average rate paid on interest bearing deposits increased 11 basis points from 4.51% in the third quarter of 1997 to 4.62% in the same quarter of 1998.

A loan loss provision of $320 was recorded in the third quarter of 1998 while none was recorded in the comparable quarter of last year. Non-performing loans at September 30, 1998 were $5,454, an increase of 21% from the balance of $4,493 at December 31, 1997. An increase in non-performing commercial real estate loans accounted for the majority of the increase in non-performing loans. A more detailed discussion of non-performing loans appears under the section "Changes in Financial Condition from December 31, 1997 to September 30, 1998."

Total other income increased 17% from $869 for quarter ended September 30, 1997 to $1,020 in the same quarter of 1998. The increase in other income was primarily attributable to an increase in ATM convenience fees, and an increase in net gains from security transactions.

Total other expenses increased $208 (5%) from $4,528 to $4,736 in the third quarter of 1998. The major item contributing to this increase was an increase in data processing costs of $140 (39%); $74 of the increase related to depreciation on new hardware and software and $67 related to increased processing costs.

Income tax expense decreased $207 to $643 for the quarter ended September 30, 1998, due primarily to a decrease in income before income tax expense.

Financial Condition, Liquidity and Capital Resources

                       Changes in Financial Condition from
                     December 31,1997 to September 30, 1998

Consolidated total assets increased to $696,958 at September 30, 1998, compared to $634,389 at December 31, 1997, an increase of $62,569, or 10%. The increase in assets during the period was primarily funded by deposit growth.

Securities in the available-for-sale portion of the portfolio increased $26,583 to $170,660. The increase was due mainly to the purchase of collateralized mortgage obligations. The held-to-maturity portfolio increased by $4,343 due mainly to the purchase of municipal securities.

Net loans increased by $24,826 (7%), and the allowance for loan losses increased by $25. The increase in net loans resulted mainly from increases in lease receivables of $12,374, loans secured by residential and commercial real estate of $6,602 and commercial and agricultural notes of $4,164. As of September 30, 1998 the allowance for loan losses ($8,403) represents 2.26% of total loans and 154% of non-performing loans. This compares to 2.42% and 186% at December 31, 1997.

Non-accrual loans have increased $1,767 from $2,107 to $3,874 during the period. The major increases in non-accrual loans took place in the real estate sectors of the portfolio. Commercial real estate and farm real estate non-accruals increased by $1,307 and residential real estate increased by $422 during the nine-month period. Past due loans over 90 days and still accruing decreased during the period by $806 (34%) to $1,580. Management believes that current economic conditions of the market area in commercial and agricultural business lines have effected the upward trend in non-performing loans. This increasing trend is not expected to continue in the last quarter of the year.

Total deposits increased from $538,472 to $618,179 or $79,707 (15%). The largest increase during the period was in time deposits, which increased $35,691 (45%), money market accounts, which increased $27,272 (34%), and demand deposit accounts, which increased $12,951 (16%). The increase in deposits resulted mainly from seasonal fluctuations in municipal deposits.

At September 30, 1998, total stockholders' equity increased by $1,461 from December 31, 1997. Net income for the period was $5,428 of which $1,641 was paid back to the stockholders in the form of dividends. Also impacting stockholders' equity during the period was the purchase of treasury stock totaling $2,698.

The Company's Board of Directors authorized the repurchase of 472,000 outstanding shares at its February 1997 meeting. During 1997, 84,230 shares were repurchased at a cost of $1,018. On February 27, 1998, the Company announced its intention to extend the repurchase program and to purchase up to 664,122 shares of its stock in the open market during the period from March 16, 1998 to March 15, 1999. The shares will be purchased at prevailing market prices from time to time depending on market conditions. The repurchased shares will be held in treasury stock but may be reissued in the future in connection with the Company's Dividend Reinvestment Plan, to satisfy the issuing of stock options, or for other corporate purposes. During the nine months ended September 30, 1998, 145,897 shares (net of issuances to the dividend reinvestment program) were repurchased at a cost of $2,698.

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

The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities and has established a management and Board reporting process. All of the Company's significant financial accounting systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant system changes are scheduled to be completed by December 31, 1998. The Company's plan follows the five-step approach required by its regulators: Awareness, Assessment, Modification, Verification, and Implementation. The costs of the project, which are not expected to be significant, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Additional information about the Company's Year 2000 status at September 30, 1998 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary exposure relates to IT systems, primarily exposure related to the vendor of its account processing systems. This is a large national banking systems vendor; as of September 30, 1998 the vendor reported that it had completed the remediation and implementation steps on the account processing systems to be used by the Company. This vendor is initiating internal testing and the Company is scheduled to perform its own test early in the first quarter of 1999.

Costs: The Company has not incurred material costs related to its Year 2000 project plan and does not expect to incur significant expense too implement the necessary corrective measures. No assurances can be given, however, that significant expenses will not be incurred in future periods.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to the systems. The risks associated with the year 2000 issue go beyond the Company's own ability to solve year 2000 problems. Should significant commercial customers fail to address year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs.

Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning team representing all of its major functional areas. The Company has established a contingency plan timetable and is currently developing risk analyses for its high priority business functions.

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

                                   CNB FINANCIAL CORP.
                                   Registrant


Date:  _________, 1998             By:_____________________________________
                                   Donald L. Brass
                                   President


Date:  __________ 1998             By:_____________________________________
                                   Peter J. Corso
                                   Executive Vice President