Form 10-K
period 1998-12-31
CNB FINANCIAL CORP /NY/
filed 1999-03-31
CIK 883756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-K



          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-4552



                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NEW YORK                                                   22-3203747
---------------------                                     ----------------------
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

                          COMMON STOCK, PAR VALUE $1.25
                          -----------------------------
                                (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $128,458,324.

As of March 15, 1999, 7,556,372 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part of 10-K into
           Documents                                          which incorporated
           ---------                                          ------------------

Portions of the Annual Report to Shareholders
for the year ended December 31, 1998                                I, II

Portions of Proxy Statement for Annual Meeting
of Shareholders to be held on May 20, 1999                           III

================================================================================

                                TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT 1998

                               CNB FINANCIAL CORP.

                                                                            Page
PART I                                                                      ----

Item 1.  Business............................................................  1
Item 2.  Properties..........................................................  9
Item 3.  Legal Proceedings................................................... 10
Item 4.  Submission of Matters to a Vote of Security Holders................. 10


PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
           Matters........................................................... 10
Item 6.  Selected Financial Data............................................. 12
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 13
Item 8.  Financial Statements and Supplementary Data......................... 13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 13


PART III

Item 10. Directors and Executive Officers of the Registrant.................. 14
Item 11. Executive Compensation.............................................. 14
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 14
Item 13. Certain Relationships and Related Transactions...................... 14


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 15

                                 PART I

This Annual Report on Form 10-K contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set forth herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in item 7 of this report.

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

The principal business of the Corporation is to provide, through the Bank, comprehensive banking services through its network of twenty branches and one financial services center located in Central New York in the counties of Montogemery, Fulton, Herkimer, Otsego, Schoharie and Schenectady.

In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Corporation. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

At December 31, 1998, the Corporation had assets of $711.1 million, deposits of $628.1 million, net loans of $372.6 million and stockholders' equity of $55.6 million. A detailed discussion concerning the Corporation's consolidated financial condition and results of operations are contained in Part II of this report.

BANKING SERVICES

The Bank provides a wide range of retail and commercial banking services for individuals and small to medium sized businesses primarily in its market area including accepting time, demand and savings deposits, and making secured and unsecured commercial, real estate and consumer loans. The Bank also makes certain insurance and investment products available to its customers through a third-party vendor. The Bank's lending activities are primarily in agricultural, commercial, real estate and consumer loans primarily in indirect and lease financing for automobiles and manufactured housing dealers. Other services include safe deposit boxes, travelers checks, money orders, wire transfers, drive-in facilities, 24-hour depositories, ATM's and trust services. The Bank's retail approach is that of a community-oriented bank focusing on development of long-term customer relationships, personalized service, convenient locations, and meeting the needs of individuals and businesses in its market area.

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

COMPETITION

The banking business in the Bank's market area is highly competitive. The Bank competes actively with national and state chartered banks, savings banks, savings and loan associations, credit unions, finance companies, money market funds, mortgage banks, insurance companies, brokerage firms and other non-bank institutions that provide one or more of the services offered.

The Bank has been able to compete effectively for deposits and loans because of its image as a community-oriented bank, the loyalty of its customers, and its emphasis on personalized banking services and local decision-making in its branch offices.

CONCENTRATION OF CONSUMER LENDING

The Bank's lending activities focus on consumer loans with a concentration in indirect financing provided through manufactured housing and automobile dealers. At December 31, 1998, approximately 16% of the Bank's total loan portfolio was concentrated in manufactured housing loans, 11% was concentrated in lease financing on automobiles and approximately 11% was concentrated in automobile loans. Accordingly, a substantial portion of the Bank's loan portfolio is subject to the general risks associated with consumer lending. In the opinion of the Bank's management, however, the established nature of the individual dealers through which the Bank provides the indirect financing, as well as the Bank's extensive experience in assessing the quality of such loans, help offset the risks associated with these loans.

EXECUTIVE OFFICERS OF THE CORPORATION AND BANK

The following table sets forth, as of December 31, 1998, selected information about the principal officers of the Corporation, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:



                                                                      Corporate
                                                            Held       Employee     Shares of
Name (Age)                   Office and Position            Since      Since(1)      Stock(2)
----------                   -------------------            -------    --------     ----------
Donald L. Brass (50)         President                      1993         1993        19,950
Peter J. Corso (55)          Executive V.P. & Treasurer     1993         1993         7,905
Michael D. Hewitt (48)       Sr. V.P. & Asst. Secretary     1999         1999           100


---------------

(1) The officers previous employment with the Bank or elsewhere for the prior five years follows:

     Mr. Brass, President and CEO, hired in 1989. Previously employed as President of Moravia National Bank from 1987. He became CEO on January 1, 1992.

     Mr. Corso, Executive Vice President and Chief Financial Officer, has been employed by the Bank since 1986. He became Executive Vice President in April, 1992.

     Mr. Hewitt, Senior Vice President and Senior Community Bank Sales Manager, joined the Bank in 1998 from KeyBank.

(2)  Adjusted for the 2-for-1 stock split paid on June 30, 1998.

EMPLOYEES

As of December 31, 1998, the Bank employs 273 persons (full-time equivalent). The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

SUPERVISION AND REGULATION

GENERAL

The Corporation is a bank holding company subject to supervision and regulation of the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act (BHCA), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, the Corporation's activities and those of its banking subsidiary are limited to the business of banking and activities closely related or incidental to banking.

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

REGULATION OF THE CORPORATION AS A BANK HOLDING COMPANY

The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The Rigle-Neal Interstate Banking and Efficiency Act of 1994 generally permits adequately capitalized bank holding companies to acquire banks in any State, and preempts State laws restricting the ownership by a bank holding company of banks in more than one state. The Act also permits interstate branching by banks subject to the ability of states to opt out of the interstate banking provisions.

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

FDIC INSURANCE ASSESSMENTS AND RELATED COSTS

The Corporation's subsidiary bank is subject to FDIC deposit insurance assessments. Pursuant to Section 7 of the Federal Deposit Insurance Act (12 U.S.C. 1817), as amended by Section 302 of the Federal Deposit Insurance Corporation Act of 1991, each institution has been assigned a risk based classification that is used to determine the annual assessment rate. Under this system an insured institution will be assessed at rates ranging from 0% to 27% depending on its capital and supervisory classifications. However, under Section 7(b)(2)(A)(iii) of the Federal Deposit Insurance Act, the semiannual assessment for each member of a deposit insurance fund shall not be less than $1,000 ($2,000 annual). Effective January 1, 1997, institutions insured by the Bank Insurance Fund ("BIF") of the FDIC, such as the Bank, are also required to pay an assessment related to the cost of Financing Corporation ("FICO") bonds, in accordance with the Deposit Insurance Funds Act of 1996. The initial FICO annual assessment rate is approximately 0.013% of deposits for all BIF-insured institutions and is not tied to the FDIC risk-based insurance premium rates. The Bank's total FDIC deposit insurance and related costs for 1998 was $68,000.

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

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

The Corporation's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Corporation. The circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank subject to the jurisdiction of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. At December 31, 1998, the Bank had $14,267,000 in retained earnings legally available for the payment of dividends.

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

BORROWINGS BY THE CORPORATION

There are various legal restrictions on the extent to which the Corporation can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit be secured by designated amounts of specific collateral and are limited, as to the Corporation, to 10% of the Bank's capital stock and surplus, and as to the Corporation and any of its non-banking subsidiaries in the aggregate, to 20% of the Bank's capital stock and surplus. Federal law also requires that transactions between the Bank and the Corporation or any non-banking subsidiaries of the Corporation, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms as least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

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

The Federal Reserve Board has established risk-based capital guidelines which are applicable to bank holding companies. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." The Corporation's Tier 1 risk-based capital and total risk-based capital ratios as of December 31, 1998 were 11.3% and 12.5%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Leverage Ratio") of 3.0% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage Ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points. The Corporation's Leverage Ratio as of December 31, 1998 was 7.9%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Bank is subject to similar capital requirements as those that apply to the Corporation.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all banks regulated by it to determine if these institutions are meeting the credit needs of their communities (including low and moderate income neighborhoods) and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of branch or other deposit facilities, office relocations, and mergers or acquisitions of banks. The Financial Institutions Reform, Recovery and Enforcement Act amended the Community Reinvestment Act to require, among other things, that the OCC make available to the public an evaluation of each bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. The OCC has assigned a rating of "satisfactory" to the Bank.

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

In 1991, the Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and may be placed into conservatorship or receivership.

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

STATISTICAL DISCLOSURE PURSUANT TO GUIDE 3

Information required is incorporated by reference to pages 8 through 21 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 2. Properties

The executive offices of the Corporation are located at 24 Church Street, Canajoharie, New York.

The Administrative and Operations Complex of the Bank is located at 20 Mohawk Street, Canajoharie, New York.

The location of the Bank's offices, as well as certain information related to these offices are set forth below:

            Location                                         Owned or Leased
            --------                                         ---------------
24 Church Street, Canajoharie, NY.................................Owned
Main Street, Cherry Valley, NY....................................Owned
Route 20, Duanesburg, NY..........................................Owned
West Street, Edmeston, NY.........................................Owned
Main Street, Fonda, NY............................................Owned
Main Street, Middleburgh, NY......................................Owned
Dutchtown Plaza, Palatine Bridge, NY.............................Leased
W. Main Street, St. Johnsville, NY................................Owned
Corner Routes 10 & 20, Sharon Springs, NY.........................Owned
Canal Street, Fort Plain, NY......................................Owned
E. Main Street, Cobleskill, NY....................................Owned
Pyramid Mall, Johnstown, NY......................................Leased
E. Main Street, Richfield Springs, NY.............................Owned
339-341 Main Street, Schoharie, NY................................Owned
Route 28 South, Cooperstown, NY.......................................*
Newport Street, Middleville, NY...................................Owned
Route 30, Amsterdam, NY...........................................Owned
Super Kmart, Route 30, Amsterdam, NY.............................Leased
198 Second Avenue Extension, Gloversville, NY....................Leased
1343 Balltown Road, Niskayuna, NY................................Leased
Wal-Mart, 1320 Altamont Avenue, Schenectady, NY..................Leased

--------

* The Bank owns the building in which its Cooperstown office is located, but leases the land pursuant to a long term lease

Properties and land owned and used by the Corporation and its subsidiaries at December 31, 1998, had a net book value of $10.1 million.

The Administrative and Operations Complex was financed through issuance of Taxable Industrial Revenue Bonds in 1995 and 1996. Final maturity on the bonds is May 1, 2025, with a portion being redeemed annually. Interest on the bonds will adjust weekly at a rate established by the Remarketing Agent.

The Bank leases properties from unaffiliated parties for branch offices and operational services. For the year ended December 31, 1998, rental fees of $322,000 were paid on these facilities. See also note 4, "Premises and Equipment" to the consolidated financial statements.

The premises occupied or leased are considered to be well located and suitably equipped to serve as banking facilities. In July, 1996, construction on the new Administrative and Operations Complex was completed in Canajoharie, New York, and occupied by the Bank.

ITEM 3. Legal Proceedings

The Corporation is, from time to time, a defendant in legal proceedings relating to the conduct of its business. In the best judgment of Management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

The Corporation has an Industrial Development Agency (IDA) note of approximately $4,630,000 and $4,690,000 at December 31, 1998 and 1997, respectively, with payments due through 2025. This note relates to the construction and financing of the Corporation's operations center in Canajoharie, New York. In conjunction with this financing, the Corporation has a 30-year payment-in-lieu-of-taxes (PILOT) agreement with the IDA under which the Company pays reduced property taxes on the property. In 1999, the New York State Supreme Court in Montgomery County voided this PILOT agreement, but no order was given related to the repayment of past property taxes or the renegotiation of the PILOT. Although the Corporation has appealed this ruling, if the appeal is unsuccessful, the Corporation may have to pay property taxes to the applicable taxing authorities. Management anticipates, based upon discussions with legal counsel, that the amount of such payment, if any, will not be material to the Corporation's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.

The Corporation's common stock is listed for quotation on the NASDAQ National Market System. The following table sets forth the high and low closing prices of the common stock of the Corporation and the dividends paid thereon during the periods indicated, adjusted for the two-for-one stock split paid on June 30, 1998 and the three-for-two stock split paid on January 15, 1997.

                                           High        Low          Dividend
                                           ----        ---          --------
1998:
   First Quarter                          18 15/16    14 1/2        $.070
   Second Quarter                         21          18 1/8         .070
   Third Quarter                          28          19             .075
   Fourth Quarter                         20 3/4      15             .115
1997:
   First Quarter                          11 3/8       8 3/4        $.060
   Second Quarter                         12          10 3/4         .060
   Third Quarter                          12 5/8      11 1/8         .065
   Fourth Quarter                         15          12 3/4         .110

DIVIDEND POLICY

Since its formation in 1993, the Corporation, as the holding company of the Bank, has continued the payment of cash dividends in keeping with the Bank's historical payment of cash dividends. The Corporation (or the Bank prior to formation of the Corporation) has paid consecutive annual cash dividends for more than 40 years. It is the present intention of the Corporation's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and regulations, and other factors relevant at the time the Board of Directors considers any declaration of dividends. Because substantially all of the funds available for payment of dividends by the Corporation are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds and applicable regulatory policies and requirements. See "Supervision and Regulation - Limits on Dividends and Other Payments" section at Item 1, above.

ITEM 6. Selected Financial Data

The information required by this item appears on page 8 of the Registrant's 1998 Annual Report to Shareholders, under the caption "Financial Highlights"; and is incorporated herein by reference. Selected unaudited quarterly financial data is set forth in the table below.

                                                  1998
                                 ---------------------------------------------
                                    FIRST      SECOND      THIRD       FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER
                                  -------     -------     -------     -------
Interest and dividend income       12,546      13,489      13,044      13,464
Interest expense                    6,092       6,787       6,513       6,767
                                  -------     -------     -------     -------
Net interest income                 6,454       6,702       6,531       6,697
Provision for loan losses             150          140         320        163
                                 --------    ---------   ---------   --------
Net interest income after
   provision for loan losses        6,304       6,562       6,211       6,534
Other income                          999         981       1,020       1,530
Other expenses                      4,910       5,099       4,736       5,109
                                  -------     -------     -------     -------
Income before income tax expense    2,393       2,444       2,495       2,955
Income tax expense                    623         638         643         702
                                 --------    --------    --------    --------
Net income                          1,770       1,806       1,852       2,253
                                  =======     =======     =======     =======
Earnings per share:
   Basic                             0.23        0.24        0.24        0.30
                                 ========    ========    ========    ========
   Diluted                           0.23        0.23        0.24        0.30
                                 ========    ========    ========    ========

                                                    1997
                                 ----------------------------------------------
                                   FIRST       SECOND      THIRD       FOURTH
                                  QUARTER     QUARTER     QUARTER     QUARTER
                                  -------     -------     -------     -------
Interest and dividend income       11,586      12,182      12,175      12,692
Interest expense                    5,273       5,686       5,670       6,093
                                  -------     -------     -------     -------
Net interest income                 6,313       6,496       6,505       6,599
Provision for loan losses             125           -           -         150
                                 -------- ----------- -----------    --------
Net interest income after
   provision for loan losses        6,188       6,496       6,505       6,449
Other income                          984         758         869       1,163
Other expenses                      4,375       4,400       4,528       5,008
                                  -------     -------     -------     -------
Income before income tax expense    2,597       2,854       2,846       2,604
Income tax expense                    779         856         850         750
                                 --------    --------    --------    --------
Net income                          1,818       1,998       1,996       1,854
                                  =======     =======     =======     =======
Earnings per share:
   Basic                             0.23        0.26        0.26        0.24
                                 ========    ========    ========    ========
   Diluted                           0.23        0.26        0.26        0.24
                                 ========    ========    ========    ========

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears on pages 9 through 22 of the Corporation's 1998 Annual Report to Shareholders, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on page 13 of the Corporation's 1998 Annual Report to Shareholders under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP, dated February 19, 1999, appearing on pages 24 through 51 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 25, 1997, the Board of Directors agreed to (i) engage KPMG LLP as the independent accountants for CNB Financial Corp. and (ii) dismiss Price Waterhouse LLP as its independent accountants.

During the two fiscal years ended December 31, 1996, and the subsequent interim period through August 25, 1997, (i) there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference in connection with its report to the subject matter of the disagreement, and (ii) Price Waterhouse LLP has not advised the registrant of any reportable events as defined in paragraph (A) through (D) of Regulation S-K
Item 304(a)(1)(v).

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

KPMG LLP was not previously engaged regarding the application of accounting principles on a specific transaction or the type of audit opinion that might be rendered on the consolidated financial statements.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 20, 1999 and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will appear under the caption "Executive Compensation" and "Transactions with Directors and Executive Officers" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 20, 1999, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will appear under the caption "Common Stock Ownership" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 20, 1999 and is incorporated herein by reference.

ITEM 13. Certain Relationship and Related Transactions

The information required by this item will appear under the caption "Transactions with Directors and Executive Officers" in the Corporation's definitive proxy statement for the annual meeting of stockholders on May 20, 1999 and is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of CNB Financial Corp. and subsidiaries are incorporated herein by reference to the indicated pages in the Corporation's 1998 Annual Report to Shareholders.

CONSOLIDATED FINANCIAL STATEMENTS                        PAGE IN ANNUAL REPORT
---------------------------------                        ---------------------
Independent Auditors' Report                                     23

Consolidated Balance Sheets as of December 31,
1998 and 1997                                                    24

Consolidated Statements of Income for the years
ended December 31, 1998, 1997 and 1996                           25

Consolidated Statements of Changes in Stockholders'
Equity for the years ended December 31, 1998, 1997 and 1996      26

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996                           27

Notes to Consolidated Financial Statements                       29

(2) Financial statement schedules are omitted because the required information is either not applicable or is set forth elsewhere in the consolidated financial statements.

(3) List of Exhibits

Exhibit Number Referred
to in Item 601 of                             Description of
Regulation S-K                                    Exhibit
------------------------                      ---------------
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

      10.2 "Senior Executive Severance Agreements" (signed as of March 31, 1998) for Messrs. Brass and Corso as material agreements.

      11 Statements regarding computation of per share earnings (incorporated herein by reference to note 14 the consolidated financial statements).


      13                      1998 Annual Report to Shareholders

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

      21                      Subsidiaries of the Registrant

      23A                     Consent of KPMG Peat Marwick LLP

      23B                     Consent of Price Waterhouse LLP

      27 Financial Data Schedule (submitted with electronic filing only)

(b) During the three-month period ended December 31, 1998, the Registrant filed no current report on Form 8-K.

(c) See 14(a)(3) above.

(d) See 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CNB FINANCIAL CORP.




                                                By:
                                                   -----------------------------
                                                       Donald L.  Brass,
                                                         President

                                                Dated:  March 24, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                     Title                           Date
      ---------                     -----                           ----

------------------------          President and Director            3/24/99
Donald L. Brass


-------------------------         Executive Vice                    3/24/99
Peter J. Corso                     President  and Treasurer


-------------------------         Director                          3/24/99
David J. Nolan


-------------------------         Director                          3/24/99
J. Carl Barbic


-------------------------         Director                          3/24/99
Allen H. Samuels


-------------------------         Director                          3/24/99
Joseph A. Santangelo

--------------------------        Director                          3/24/99
C. Wendell Smith


--------------------------        Director                          3/24/99
VanNess Robinson


---------------------------       Director                          3/24/99
John P. Woods, Jr.