Form 10-Q
period 1999-03-31
CNB FINANCIAL CORP /NY/
filed 1999-05-17
CIK 883756

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly period ending March 31, 1999


                         Commission File Number 33-45522
                                                --------

                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                           22-3203747
 ------------------------------                        -------------------
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


        Yes    X     No
            ------       ------




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Number of shares outstanding
                Class                             on April 30, 1999
                -----                             -----------------

      Common Stock, $1.25 par value                   7,561,548


================================================================================

PART I.  FINANCIAL INFORMATION                                                                           Page

             Item 1.      Consolidated Interim Financial Statements (unaudited)

                          1. Consolidated Balance Sheets                                                  3.

                          2. Consolidated Statements of Income                                            4.

                          3. Consolidated Statements of Cash Flows                                        5.

                          4. Notes to Consolidated Interim Financial Statements                         6.-7.

             Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                               8. - 18.

             Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     18.


PART II.  OTHER INFORMATION

             Item 1.      Legal Proceedings                                                              19.

             Item 2.      Changes in Securities and Use of Proceeds                                      19.

             Item 3.      Defaults Upon Senior Securities                                                19.

             Item 4.      Submission of Matters to a Vote of Security Holders                            19.

             Item 5.      Other Information                                                              19.

             Item 6.      Exhibits and Reports on Form 8-K                                               19.

SIGNATURES                                                                                               20.


                         Part 1. Financial Information

                   Item 1. Consolidated Financial Statements


                      CNB Financial Corp. and Subsidiaries
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)


                                                                                                        March 31,       December 31,
                                                                                                          1999              1998
                                                                                                          ----              ----
Assets

Cash and due from banks                                                                                $  18,273          $  16,128
Securities available for sale, at fair value                                                             187,085            186,651
Investment securities held to maturity, at amortized cost                                                114,062            113,456
Net loans receivable                                                                                     377,317            372,569
Accrued interest receivable                                                                                5,814              5,843
Premises and equipment, net                                                                                9,801             10,075
Other real estate owned and repossessed assets                                                             1,307              1,099
Other assets                                                                                               3,903              5,267
                                                                                                       ---------          ---------
      Total assets                                                                                     $ 717,562          $ 711,088
                                                                                                       =========          =========

Liabilities and Stockholders' Equity

Noninterest-bearing deposits                                                                              59,008             66,339
Interest-bearing deposits                                                                                567,614            561,803
                                                                                                       ---------          ---------
      Total deposits                                                                                     626,622            628,142
                                                                                                       ---------          ---------

Short-term borrowings:
  Securities sold under agreements to repurchase                                                           6,319             12,347
  Borrowings from the Federal Home Loan Bank of New York                                                  11,500                  -
  Borrowings from the U.S. Treasury                                                                          505                304
                                                                                                       ---------          ---------
      Total short-term borrowings                                                                         18,324             12,651
                                                                                                       ---------          ---------

Long-term borrowings                                                                                       6,441              6,530
Other liabilities                                                                                          8,740              8,199
                                                                                                       ---------          ---------
           Total liabilities                                                                             660,127            655,522
                                                                                                       ---------          ---------

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
  (7,803,926 issued at March 31, 1999 and 7,796,396 shares
  issued at December 31, 1998)                                                                             9,763              9,746
Additional paid-in capital                                                                                 6,249              6,144
Retained earnings                                                                                         45,973             44,729
Accumulated other comprehensive (loss)                                                                      (566)            (1,376)
Treasury stock, at cost (242,378 shares at March 31,  1999 and 224,578 shares
  at December 31, 1998)                                                                                   (3,984)            (3,677)
                                                                                                       ---------          ---------
      Total stockholders' equity                                                                          57,435             55,566
                                                                                                       ---------          ---------
      Total liabilities and stockholders' equity                                                       $ 717,562          $ 711,088
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                                                      March 31,           March 31,
                                                                                                         1999                1998
                                                                                                      ---------           ---------

Interest and dividend income:
  Loans, including fees                                                                                $ 8,389               $ 7,871
  Securities:
    Taxable                                                                                              3,672                 3,802
    Nontaxable                                                                                             933                   842
  Federal funds sold and other                                                                              33                    30
                                                                                                       -------               -------
                                                                                                        13,027                12,545
                                                                                                       -------               -------

Interest expense:
  Deposits                                                                                               6,065                 5,746
  Short-term borrowings                                                                                    165                   247
  Long-term borrowings                                                                                      85                    98
                                                                                                       -------               -------
                                                                                                         6,315                 6,091
                                                                                                       -------               -------

  Net interest income                                                                                    6,712                 6,454

Provision for loan losses                                                                                  270                   150
                                                                                                       -------               -------

  Net interest income after provision for loan losses                                                    6,442                 6,304
                                                                                                       -------               -------

Other income:
   Service charges on deposit accounts                                                                     499                   453
   Net gain on securities transactions                                                                      71                    94
   Other                                                                                                   520                   452
                                                                                                       -------               -------
                                                                                                         1,090                   999
                                                                                                       -------               -------
Other expenses:
  Salaries and employee benefits                                                                         2,404                 2,180
  Occupancy and equipment                                                                                  572                   525
  Data processing                                                                                          571                   518
  Professional fees                                                                                        245                   280
  FDIC deposit insurance and related costs                                                                  18                    17
  Advertising and marketing                                                                                 61                    74
  Postage and courier                                                                                      128                   129
  Office supplies and stationery                                                                           172                   135
  Other real estate owned and repossessed assets                                                           151                   275
  Other                                                                                                    697                   777
                                                                                                       -------               -------
                                                                                                         5,019                 4,910
                                                                                                       -------               -------

Income before income tax expense                                                                         2,513                 2,393

Income tax expense                                                                                         662                   623
                                                                                                       -------               -------
  Net income                                                                                           $ 1,851               $ 1,770
                                                                                                       =======               =======

Earnings per share:
  Basic                                                                                                $  0.24               $  0.23
                                                                                                       =======               =======
  Diluted                                                                                              $  0.24               $  0.23
                                                                                                       =======               =======


Per share data has been adjusted for the June 1998 two-for-one stock split. See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                           March 31,      March 31,
                                                                                                             1999            1998
                                                                                                           ---------      ---------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net Income                                                                                              $  1,851        $ 1,770
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                                            351            329
      Provision for loan losses                                                                                270            150
      Net gain on securities transactions                                                                      (71)           (94)
      Net loss on sales and writedowns of other real estate
      owned and repossessed assets                                                                              39             94
      Purchases of trading securities                                                                      (15,153)          (816)
      Proceeds from sales of trading securities                                                             15,164          1,963
      Increase (decrease) in accrued interest receivable                                                        29           (723)
      Net change in other assets and other liabilities                                                       1,572          1,660
                                                                                                          --------        -------
        Net cash provided by operating activities                                                            4,052          4,333
                                                                                                          --------        -------
Cash flows from investing activities:
   Purchases of securities:
     Available for sale                                                                                    (37,497)       (50,324)
     Held to maturity                                                                                       (5,110)        (9,104)
   Proceeds from sales of securities:
     Available for sale                                                                                     26,619         14,315
   Proceeds from maturities and calls of securities:
     Available for sale                                                                                     11,647         12,256
     Held to maturity                                                                                        4,504          7,497
   Net loans made to customers                                                                              (5,500)       (10,944)
   Proceeds from sales of other real estate owned and
     repossessed assets                                                                                        235            217
   Capital expenditures                                                                                        (77)          (906)
                                                                                                          --------        -------
       Net cash (used) in investing activities                                                              (5,179)       (36,993)
                                                                                                          --------        -------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                                                      (1,520)        49,090
   Net (decrease) increase in short term borrowings                                                          5,673        (11,549)
   Payments on long-term borrowings                                                                            (89)           (84)
   Dividends paid                                                                                             (607)          (534)
   Proceeds from issuance of shares for options and Dividend Reinvestment Plan                                 239            149
   Purchase of treasury stock                                                                                 (424)          (553)
                                                                                                          --------        -------
       Net cash provided by financing activities                                                             3,272         36,519
                                                                                                          --------        -------

Net (decrease) increase in cash and cash equivalents                                                         2,145          3,859
Cash and cash equivalents at beginning of period                                                            16,128         19,498
                                                                                                          --------        -------
Cash and cash equivalents at end of period                                                                $ 18,273        $23,357
                                                                                                          ========        =======

See accompanying notes to unaudited consolidated interim financial statements.

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements


1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

2. Earnings Per Share - On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). All prior-period EPS data has been restated to conform to the provisions of this Statement.

     The following table provides the calculation of basic and diluted EPS for the three months ended March 31:

                                       Three Months Ended  3/31/99       Three Months Ended 3/31/98
                                       ---------------------------       --------------------------
                                               Weighted      Per                   Weighted    Per
                                         Net    Average     Share           Net    Average    Share
(in thousands, except per share data)  Income   Shares      Amount        Income    Shares   Amount
-----------------------------------------------------------------------------------------------------

Basic EPS:
    Net income available to
       common stockholders             $1,851   7,567       $0.24        $1,770     7,695    $0.23
Effect of dilutive securities:
    Stock options                                  40                                  44
                                       --------------------------------------------------------------
Diluted EPS                            $1,851   7,607       $0.24        $1,770     7,739    $0.23
                                       ==============================================================

3. Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale and the decrease in the net unrealized loss on securities available for sale transferred to investment securities held to maturity. Accumulated other comprehensive income, which is included in stockholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale and the net unrealized loss on securities available for sale transferred to investment securities held to maturity.

     Total comprehensive income for the three months ended March 31, 1999 and 1998 was $2,661 and $1,866, respectively.

4.   Recent Accounting Pronouncements:

     FASB Statement 133

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Statement is effective for fiscal years beginning after June 15, 1999. Management will be reviewing the Statement to determine what impact, if any, this Statement will have on the Company's consolidated financial statements.


Item 2: Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

General

CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (Bank) which became the wholly owned subsidiary of the Company. The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services. Its network of twenty branches and two financial service centers are located in the Central New York counties of Montgomery, Fulton, Herkimer, Otsego, Schoharie, Saratoga and Schenectady. In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services, for a fee, to a focused customer base of high net worth individuals and businesses.

The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in mortgage loans, consumer loans, commercial and agricultural loans, as well as government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily deposits and borrowings. Net income is also affected by other operating income, such as fees on deposit related services, loan servicing income, and fiduciary activities; other operating expenses, such as salaries and benefits, occupancy expenses, data processing expense, provision for loan losses, and federal and state income taxes.

The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government polices, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. The demand for and supply of real estate, competition among lenders, the level of interest rates and the availability of funds substantially influence lending activities. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments, including mutual funds and stocks.

Forward Looking Statements

When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as an analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

a. Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

b. Changes in market interest rates or changes in the speed at which market interest rates change;

c.   Changes in laws and regulations affecting the financial service industry;

d. Changes in competition and continued pricing pressures on loan and deposit products;

e. Changes in consumer preferences and customer borrowing, repayment, investment and deposit practices;

f. The effect of certain customers and vendors of critical systems or services failing to adequately address issues relating to becoming Year 2000 compliant;

g. The introduction, withdrawal, success and timing of business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses;

h. Risks related to the pending acquisition of 5 branches from Astoria Federal Savings and Loan Association, including the ability to retain deposits, generate revenues from the new locations, manage costs, implement integration plans; and

i. The ability of the Bank to implement successfully its strategy to increase the level of loans on its balance sheet at acceptable levels of risk.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligations, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Pending Acquisition of Five Astoria Federal Branches and New Branches
On April 9, 1999, the Company announced the signing of a definitive agreement to purchase 5 branches located in the Upstate New York counties of Otsego (3 branches located in Oneonta, NY and 1 branch located in Cooperstown, NY) and Chenango (1 branch located in Norwich, NY) from Astoria Federal Savings and Loan Association ("Astoria"), a subsidiary of Astoria Financial Corporation. Under the agreement, Central National Bank, Canajoharie will acquire all of the deposits related to the branches. At March 31, 1999, the total amount of deposits amounted to approximately $164.0 million. The transaction, which is subject to regulatory approval, is currently expected to close in the third quarter of 1999.

In addition to acquiring the Astoria branches, the Bank, in executing its expansion initiative, opened a loan production office in Saratoga Springs in February 1999 and has applied for or received approval to open branches in Clifton Park, Halfmoon and Utica. The Clifton Park and Utica branches are expected to open by the end of 1999.

Results of Operations
       (All dollar amounts in thousands other than per share data, except when otherwise noted)

The Company recognized net income of $1,851 or $0.24 diluted earnings per share for the quarter ended March 31, 1999, compared to $1,770 or $0.23 diluted earnings per share for the quarter ended March 31, 1998. The Company's return on average assets was 1.03% for the quarter ended March 31, 1999, down 7 basis points from the 1.10% for the quarter ended March 31, 1998. The Company's return on average equity was 13.04% for the quarter ended March 31, 1999, up 8 basis points from 12.96% for the quarter ended March 31, 1998.

Net interest income for the first quarter of 1999 increased $258 (4%) over the first quarter of 1998, from $6,454 to $6,712. The increase in net interest income was due primarily to an increase the average balance of earning assets in the first quarter 1999 when compared to the first quarter of 1998. (See additional discussion under the caption "Net Interest Income"). The deposits to be acquired in the Astoria transaction carry a lower average rate than the Company's current deposit liabilities. The Company currently intends to invest these additional funds in securities until it finds appropriate lending opportunities. The Company anticipates that the Astoria transaction will result in increased net interest income and an improvement in net interest margin over time.

The provision for loan losses for the first quarter of 1999 was $270, which is an $120 (80%) increase over the provision for loan losses for the first quarter of 1998. The increase in the provision in the first quarter of 1999 when compared to the first quarter of 1998 resulted primarily from increased delinquencies and charge-offs in the Company's manufactured housing and credit card loan portfolios. The Company is exploring ways to reduce the losses from these portfolios and has reduced the level of originations of such loans. In light of the Company's growth plans and other factors, the Company expects continued provisions for loan losses during 1999 at levels higher than those experienced during 1998.

Total other income was $1,090 for the first quarter of 1999, up $91 (9%) from the $999 recognized in the first quarter of 1998. The increase in other income was due primarily to increases in service charges on deposit accounts ($46), higher revenues for trust services ($20), and an increase in loan servicing income ($20). The increase in service charges on deposit accounts resulted mainly from ATM convenience fees and increases in transaction volume on demand deposit accounts.

Total other expenses were $5,019 for the first quarter of 1999, up $109 (2%) from the $4,910 recognized in the first quarter of 1998, due to planned investments in facilities, technology and personnel, consistent with the Company's strategy to diversify products and expand capacity. More specifically, the increase in other expenses was due primarily to increases in salaries and employee benefits, occupancy and equipment, and data processing offset by decreases in costs associated with other real estate owned and repossessed assets, and professional fees. Salaries and employee benefits increased $224, from $2,180 for the first quarter of 1998 to $2,404 for the first quarter of 1999, due primarily to an increase in the number of full time equivalent employees and an increase in salaries due to merit increases. Costs associated with other real estate owned and repossessed assets decreased $124, from $275 in the first quarter of 1998 to $151 for the first quarter of 1999, due primarily to a $100 write-down of an OREO property in the first quarter of 1998. The Astoria acquisition and other new branches will result in an increase in other expense resulting from operating costs and amortization of the deposit premium to be paid in the Astoria acquisition.

Income tax expense was $662 for the first quarter of 1999 up $39 from the $623 recognized in the first quarter of 1998. The effective tax rate for the first quarter of 1999 and 1998 was 26.3% and 26.0%, respectively.

Net Interest Income
(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

FTE net interest income for the quarter ended March 31, 1999 amounted to $7.2 million, up 4.6% over the same 1998 period due primarily to growth in earning assets. The net interest margin and interest rate spread were 4.21% and 3.60%, respectively, for the quarter ended March 31, 1999, which is a decrease when compared to the same period in 1998 when the amounts were 4.47% and 3.83%, respectively. The continued decrease in the Company's net interest margin and interest rate spread can be attributed to certain securities that have been called or have paid down and have been replaced at lower rates. Additionally, loans at higher rates have paid down and new loans have been recorded at lower rates or certain loans have been refinanced at lower rates. The yield on earning assets has decreased more rapidly than the rate paid on interest bearing liabilities. The FTE yield on earning assets has decreased from 8.41% for the quarter ended March 31, 1998 to 7.88% for the quarter ended March 31, 1999 (53 basis point decrease). The rate on interest-bearing liabilities was 4.58% for the quarter ended March 31, 1998 compared to 4.28% for the quarter ended March 31, 1999 (30 basis point decrease). To mitigate the impact of the decrease in the Company's net interest margin and interest rate spread, the Company has focused its efforts on growing earning assets. As discussed above, the Astoria acquisition also is expected to improve the net interest margin over time by lowering the Company's cost of deposits.

The average yield on taxable securities decreased 94 basis points from 7.22% for the quarter ended March 31, 1998 to 6.28% for the quarter ended March 31, 1999. The FTE yield on tax-exempt securities decreased 36 basis points from 8.90% for the quarter ended March 31, 1998 to 8.54% for the quarter ended March 31, 1999. The average balance of total securities increased from $268.6 million for the quarter ended March 31, 1998 to $301.0 million for the quarter ended March 31, 1999, a $32.4 million (12.1%) increase. As noted above, the decrease in the FTE yield on investment securities can be attributed to certain securities that have been called or have paid down and have been replaced at lower rates.

The average balance of total loans increased from $347.6 million for the quarter ended March 31, 1998 to $383.9 million for the quarter ended March 31, 1999, a $36.3 million (10.5%) increase. The most significant increase in the average balance of loans was in the lease receivable portfolio, where the average balance increased from $21.7 million for the quarter ended March 31, 1998 to $40.3 million for the quarter ended March 31, 1999, an $18.6 million increase, reflecting continued penetration of this recently introduced product. The average balance of loans secured by real estate increased $11.5 million and the average balance of commercial and agricultural loans increased $8.7 million for the quarter ended March 31, 1999 when compared to quarter ended March 31, 1998. The yield on total loans decreased 31 basis points from 9.07% for the quarter ended March 31, 1998 to 8.76% for the quarter ended March 31, 1999. This decrease in the FTE yield on loans can be attributed to certain loans at higher rates being paid down and new loans recorded at lower rates or certain loans being refinanced at lower rates.

The Company's average rate on interest-bearing deposits decreased 29 basis points from 4.54% for the quarter ended March 31, 1998 to 4.25% for the quarter ended March 31, 1999. The average balance of interest-bearing deposits increased $64.4 million from $506.2 million for the quarter ended March 31, 1998 to $570.6 million for the quarter ended March 31, 1999. The decrease in the average rate of interest-bearing deposits can be attributed primarily to the decrease in the average rate of time deposits. The average rates paid on time deposits decreased from 5.78% for the quarter ended March 31, 1998 to 5.37% for the quarter ended March 31, 1999, a 41 basis point decrease. Additionally, the average rate of money market accounts has decreased as the rate paid was 4.27% for the quarter ended March 31, 1998 compared to 3.52% for the quarter ended March 31, 1999. The decrease in the rate on money market accounts can be attributed to the decrease in the federal funds rate for the comparable periods (money market accounts are tied to the federal funds rate) and an increase in lower tier money market accounts generated from commercial and municipal customers which bear lower rates. These decreased rates reflect the Company's effort to improve its net interest margin by reducing its level of high-cost deposits.

The average balance of the Company's short-term borrowings decreased from $19.2 million for the quarter ended March 31, 1998 to $13.5 million for the quarter ended March 31, 1999 as the Company's was able to generate sufficient deposits to fund its asset growth. The average rate paid on short-term borrowing decreased from 5.15% for the quarter ended March 31, 1998 to 4.89% for the quarter ended March 31, 1999. The decrease in the rate of the Company's long-term borrowings can be attributed to a long-term borrowing that has a floating rate tied to commercial paper that has decreased for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1998. These long-term borrowings consist of a Federal Home Loan Bank borrowing and an industrial development bond issued to finance the construction of the new operations center.

Average Balances/Net Interest Margin - Fully Taxable Equivalent (FTE) Basis The following table sets forth average balance and interest rate information. The average balances used for these tables and other statistical disclosures were calculated using daily averages. Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate. Non-accruing loans have been included in loans with interest earned recognized on a cash basis only. Securities include securities available for sale, investment securities held to maturity, and trading securities, if any, all at amortized cost.

                                                                  1999                                     1998
                                                 ------------------------------------    ---------------------------------------
Three months ended March 31,                     Average                       Yield/    Average                          Yield/
(Dollars in thousands)                           Balance        Interest       Rate      Balance        Interest          Rate
                                                 --------------------------------------------------------------------------------
Interest-earning assets:
Loans                                            $383,913        $  8,406       8.76%    $347,582        $  7,883        9.07%
Taxable Securities                                233,774           3,672       6.28%     210.711           3,802        7.22%
Tax-exempt Securities                              67,211           1,435       8.54%      57,861           1,287        8.90%
Federal Funds Sold                                  2,591              33       5.02%       2,158              30        5.50%
                                                 --------        --------       ----     --------        --------        ----
Total interest-earning assets                     687,488          13,546       7.88%     618,312          13,002        8.41%
                                                 ========        ========       ====     ========        ========        ====


Interest-bearing liabilities:
Deposits
NOW                                                74,442             346       1.86%      64,605             287        1.77%
Savings                                           103,043             719       2.79%      98,662             685        2.78%
Money Market                                       60,504             532       3.52%      47,090             502        4.27%
                                                 --------        --------       ----     --------        --------        ----
Time Deposits                                     332,638           4,468       5.37%     295,845           4,272        5.78%
                                                 --------        --------       ----     --------        --------        ----
Total Interest Bearing Deposits                   570,627           6,065       4.25%     506,202           5,746        4.54%
                                                 --------        --------       ----     --------        --------        ----

Short-term Borrowings                              13,510             165       4.89%      19,183             247        5.15%
Long-term Borrowings                                6,495              85       5.26%       6,879              98        5.72%
                                                 --------        --------       ----     --------        --------        ----

Total Interest-bearing
liabilities                                      $590,632           6,315       4.28%    $532,265           6,091        4.58%
                                                 ========        --------       ----     ========        --------        ----

Interest Rate Spread                                             $  7,231       3.60%                    $  6,911        3.83%
                                                                 ========                                ========

Net Interest Margin                                                             4.21%                                    4.47%

Financial Condition and Liquidity

The Company's total assets at March 31, 1999 were $717.6 million, an increase of $6.5 million from December 31, 1998. The increase includes an increase of $2.1 million in cash and cash equivalents and $4.7 million in net loans receivable. The increase in total assets was funded primarily through an increase in short-term borrowings.

Securities
The carrying value of securities available for sale at March 31, 1999 amounted to $187.1 million, which remained relatively unchanged from the carrying amount at December 31, 1998. The net unrealized loss on securities available for sale decreased from $1.9 million at December 31, 1998 to $0.7 million at March 31, 1999. The decrease in net unrealized losses reflects the decline in interest rates from December 31, 1998 to March 31, 1999. The carrying value of securities held-to-maturity increased slightly, from $113.5 million at December 31, 1998 to $114 million at March 31, 1999. On May 1, 1999, the Company transferred the entire securities held-to-maturity portfolio to the securities available for sale portfolio. The transfer is a result of the acquisition of 5 Astoria branches, which will impact the Company's asset/liability and tax planning strategies. Subsequent to this transfer, all securities acquired will be recorded as securities available for sale. The unrealized pretax gain on the securities held-to-maturity portfolio at March 31, 1999 amounted to approximately $5.1 million. The transfer resulted in an increase in stockholders' equity on May 1, 1999 of $3.5 million, which represents the net unrealized gain on that date, net of tax.

Loans
Net loans receivable increased $4.7 million from $372.6 million at December 31, 1998 to $377.3 million at March 31, 1999. The following schedule details the Company's loan portfolio:

                                                    March 31,       December 31,
                                                      1999              1998
                                                      ----              ----
Loans secured by real estate:
Residential                                         $  64,187         $  62,675
Commercial                                             59,074            56,466
Agricultural                                           16,294            17,193
Construction                                            2,995             3,643
Home equity                                            23,531            24,893
                                                    ---------         ---------
                                                      166,036           164,870
                                                    ---------         ---------
Other loans:
Commercial                                             36,092            33,238
Agricultural                                           17,954            18,399
Manufactured Housing                                   59,316            60,975
Lease receivables                                      47,957            43,486
Tax exempt                                              2,087             2,989
Consumer                                               59,286            59,573
                                                    ---------         ---------
                                                      222,692           218,660
                                                    ---------         ---------

Net deferred loan fees/cost
and unearned discount                                  (3,021)           (2,577)

Allowance for loan losses                              (8,390)           (8,384)
                                                    ---------         ---------

Net loans receivable                                $ 377,317         $ 372,569
                                                    =========         =========

The most significant area of growth in the Company's loan portfolio continues to be in lease receivables. Lease receivables increased $4.5 million, from $43.5 million at December 31, 1998 to $48.0 million at March 31, 1999. Loans secured by real estate increased $1.1 million, from $164.9 million at December 31, 1998 to $166.0 million at March 31, 1999. Commercial and residential real estate increased $2.6 million and $1.5 million, respectively, during the quarter ended March 31, 1999. Meanwhile home equity loans and agricultural real estate experienced declines in the first quarter of 1999. Commercial loans increased $2.9 million during the quarter and manufactured housing decreased $1.7 million during the quarter. The Company will continue to focus its efforts in growth related to the lease receivable, residential real estate, and commercial real estate/commercial loan portfolios.

Deposits
Total deposits decreased $1.5 million from $628.1 million at December 31, 1998 to $626.6 million at March 31, 1999. Noninterest-bearing deposits decreased $7.3 million from December 31, 1998 to March 31, 1999. Money market deposits increased from $52.6 million at December 31, 1998 to $56.4 million at March 31, 1999. NOW accounts decreased from $76.9 million at December 31, 1998 to $73.7 million at March 31, 1999. Savings deposits increased from $102.4 million at December 31, 1998 to $103.8 million at March 31, 1999. Time deposits under $100,000 increased $5.1 million from $208.9 million at December 31, 1998 to $214.0 million at March 31, 1999 and time deposits over $100,000 decreased from $120.9 million at December 31, 1998 to $119.7 million at March 31, 1999. The change in composition during the quarter was due to normal seasonal activity of municipal deposits and to management efforts to improve the net interest margin by reducing the level of high cost deposits.

Borrowings
The Company utilizes a FHLB over night line of credit as a funding source. Borrowings on the FHLB line at March 31, 1999 amounted to $11.5 million. Other short-term borrowings include repurchase agreements, which amounted to $6.3 million at March 31, 1999.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                       March 31,    December 31,
                                                         1999          1998
                                                         ----          ----
Nonaccrual loans                                       $3,716        $3,996
Accruing loans past due 90 days                         1,244         1,279
                                                       ------        ------
Total nonperforming loans                               4,960         5,275
Other real estate owned and
Repossessed assets                                      1,307         1,099
                                                       ------        ------
Total nonperforming assets                             $6,267        $6,374
                                                       ======        ======

Nonperforming loans as a % of total loans                1.29%         1.38%
Nonperforming assets as a %
of total assets                                          0.87%         0.90%
Allowance for loan losses to
Nonperforming loans                                    169.92%       158.93%

Nonaccrual loans at March 31, 1999 were comprised of $1.2 million in residential real estate, $1.7 million in commercial and agricultural real estate, $733 in commercial and agricultural loans, and $148 in manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of residential real estate and manufactured housing loans at March 31, 1999.

Gross charge-offs for the quarter ended March 31, 1999 amounted to $344. Charge-offs were mainly comprised of manufactured housing loans and credit card loans for the quarter ended March 31, 1999. Recoveries for the quarter ended March 31, 1999 amounted to $80. Provisions for loan losses amounted to $270 for the quarter ended March 31, 1999. The allowance for loan losses remained relatively unchanged from December 31, 1998 to March 31, 1999 with a balance of $8.4 million. The allowance for loan losses is maintained at a level deemed appropriate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss exposure, estimated value of underlying collateral, and current and prospective economic conditions that may affect borrowers' ability to pay.

Liquidity and Capital Resources
Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the day-to-day cash flow requirements of our customers, whether they be depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

Asset and liability management functions not only to assure adequate liquidity in order to meet the needs of our customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities in order to generate an appropriate return to stockholders. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are monitored on a daily basis. The asset portion of the balance sheet provides liquidity primarily through loans, mortgage backed securities and collateralized mortgage obligation principal repayments, maturities and calls of securities and sales from the available for sale and trading portfolios.

Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Total stockholders' equity amounted to $57.4 million at March 31, 1999, which is a $1.9 million increase over the $55.6 million balance at December 31, 1998. The increase resulted primarily from earnings retention of $1.2 million and a decrease in accumulated other comprehensive income of $810 related to net unrealized losses on securities available for sale off set by treasury stock purchases of $424. The Company paid a dividend of $0.08 per share on March 10, 1999. The Company is exploring the possibility of issuing additional securities to raise capital to support the acquisition of the Astoria branches.

Year 2000 Readiness

Progress made on this effort is closely monitored by the Company's regulatory agency to ensure compliance with its Year 2000 plan. The Company's project plan is structured after the guidelines set by the Federal Financial Institutions Examination Council (FFIEC) regarding the installation and testing of mission critical systems. The five phases outlined in this guidance are: 1) Awareness - In May of 1997, the Company formed a Year 2000 Committee consisting of Senior Officers and Managers representing all segments of its operations. The Board of Directors is updated on a monthly basis regarding the progress of the program.
2) Assessment - During this same time, the Company contacted every business we depend on for software, hardware or as a service provider. We asked each of them to complete a "Year 2000 Certification" and project plan to assess their state of Year 2000 readiness. 3) Renovation - The Company primarily relies on third party vendors for its primary systems. The renovation phase for our mission critical systems was completed prior to year-end 1998. 4) Validation - Testing of the Company's mission critical systems was also substantially completed by year-end 1998 and was complete according to FFIEC guidelines by March 31, 1999.
5) Implementation - During this phase of the project plan the Company will continue to monitor its systems.

The total budget for Year 2000 testing was set at $40,000. For the quarter ended March 31, 1999, the Company has expended $15,000 on Year 2000 testing. These figures do not account for personnel time involved with the installation and testing of these systems. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating sources and expense them as incurred.

The Company has completed an assessment of major borrowing accounts and has evaluated and assigned risks to each based on information obtained from the borrower. Year 2000 preparedness is now a part of on-going loan account review. The Company has created Contingency and Business Resumption plans to enhance its normal Disaster Recovery policies. However there are many circumstances which are beyond the scope and control of this organization. Some of these are the preparedness of utility companies such as electric, telephone and governmental agencies. As part of the Contingency and Business Resumption plans, the Company will continue to monitor disclosures related to Year 2000 issued by such companies and agencies upon which the Company relies for certain services which are beyond the scope and control of the Company.

Year 2000 Risks Facing the Company and the Company's Contingency Plan:

The failure of the Company to substantially complete its Plan could result in an interruption in or failure of certain normal business activities or operations. Such failures could adversely effect the Company's financial condition, liquidity or results of operations. Currently, the Plan is on schedule and management believes that successful completion of the Plan should significantly reduce the risks faced by the Company with respect to the Year 2000 problem. The Company does not have any significant concentration of borrowers from any particular industry (to the extent some industries might be particularly susceptible toY2K concerns), and no individual borrower accounts for a significant portion of the Company's assets. However, the Company may experience some negative impact on the performance of various loan accounts due to failure of the borrowers to prepare adequately for the Year 2000 problem. In a worst-case scenario, these borrower-related difficulties might require the Company to downgrade the affected credits in its loan classification system or to make one or more special provisions to its loan loss allowance for resulting losses in ensuing periods. In addition, although the Company is adopting special measures to maintain necessary liquidity to meet funding demands in periods surrounding the transition from 1999 to 2000, the Company could also face increased funding costs or liquidity pressures if depositors are motivated out of Y2K concerns to withdraw substantial amounts of deposits. The Company does not currently expect any material impact from Y2K related issues on its costs of funds or liquidity, but in a worst-case scenario, if funding costs do rise, net interest margins may be negatively impacted over the relevant time frame.

The Company could face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the Year 2000. Critical providers include the Company's core data processing service provider, and the Company's provider of lease financing data processing. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate these third party vendors is limited to some extent by the willingness of vendors to supply information and the ability of vendors to verify the Y2K preparedness of their own systems or their sub-providers. However, the Company participates in user groups, receives assessments of Y2K preparedness of vendors periodically from federal banking agencies, and the Company's Plan includes third-party vendor system interface testing, accordingly the Company does not currently anticipate that any of its significant third party vendors will fail to provide continuing service due to the Year 2000 problem.

The Company, like similarly situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 problem. For example, the failure of certain utility providers (gas, electric, tele-communications) or governmental agencies (the Federal Reserve System, the Federal Home Loan Bank) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's financial condition, liquidity and results of operations. In management's estimate, such a system-wide or area-wide failure represents significant risk to the Company in connection with the Year 2000 problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systematic and geographic magnitude. Any such disruption would likely impact businesses other than the Company. In order to reduce the risks enumerated above, the Company's Year 2000 Committee has begun to develop contingency and business resumption plans in accordance with guidance issued by the federal bank regulators. The Committee has evaluated options, selected a contingency strategy, and assigned responsibilities for such contingency plans. Validating such contingency plans is anticipated to be completed during the second quarter of 1999. Certain catastrophic events (such as the loss of utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service, and in full cooperation with peer providers, community leaders and service organizations.

       Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk
Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity risk, do not arise in the normal course of the Company's business activities.

Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or re-price more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

An important element of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity management involves comparison between the maturity and re-pricing dates of earning assets and interest-bearing liabilities, with the goal being to minimize the impact on net interest income in periods of extreme fluctuations in interest rates. Quarterly, the change in net interest income, as well as several other strategic measurement ratios, are presented to the Company's Asset/Liability Committee
(ALCO) and Board of Directors and compared to Company-established guidelines. The Company consistently maintains the ratios within the acceptable ranges of the guidelines established. On a weekly basis, the ALCO, which is comprised of Senior Management, meets to monitor the interest rate sensitivity and liquidity position.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of March 31, 1999, under this analysis, a 200 basis point increase in interest rates resulted in a 4.2% decrease in annualized net interest income and a 200 basis point decrease in interest rates resulted in 1.4% increase in net interest income. These amounts were well within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicate that the Company is liability sensitive, or its interest-bearing liabilities mature or re-price more quickly that its earning assets. As a result, rising interest rates could result in a decrease in net income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Management continuously evaluates various alternatives to address interest rate risk.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predictive nature of these assumptions including how customer preferences or competitive influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

                               CNB Financial Corp.
                           Part II - Other Information


Item 1 -   Legal Proceedings

           No material changes since filing of the Registrant's Form 10-K for the year end December 31, 1998

Item 2 -   Changes in Securities and Use of Proceeds

           None


Item 3 -   Defaults upon Senior Securities

           None

Item 4 -   Submission of Matters to a Vote of Security Holders

           None

Item 5 -   Other Information

           None

Item 6 -   Exhibits and reports on Form 8-K

           (A) Exhibits
           Exhibit 27 - Financial Data Schedule (electronic filing only)

           (B) Current Reports filed on Form 8-K
           On March 2, 1999, the Company filed a Form 8-K dated March 1, 1999 related to the announcement of the quarterly dividend and continuation of the Company's stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CNB FINANCIAL CORP.
                                                  Registrant


Date:  May 17, 1999                               SIGNATURE:/s/Donald L. Brass
                                                  Donald L. Brass
                                                  President



Date:  May 17, 1999                               SIGNATURE:/s/Peter J. Corso
                                                  Peter J. Corso
                                                  Executive Vice President