Form 10-Q
period 1999-06-30
CNB FINANCIAL CORP /NY/
filed 1999-08-16
CIK 883756

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

                  For the Quarterly period ending June 30, 1999

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

                    Yes   X      No
                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of shares outstanding
                     Class                               on July 31, 1999
                     -----                               ----------------
         Common Stock, $1.25 par value                       7,568,375
================================================================================

PART I.  FINANCIAL INFORMATION                                                            Page
         Item 1.  Consolidated Interim Financial Statements (unaudited)

                  1. Consolidated Balance Sheets                                            3.

                  2. Consolidated Statements of Income                                      4.

                  3. Consolidated Statements of Cash Flows                                  5.

                  4. Notes to Consolidated Interim Financial Statements                  6.-7.

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         7.-22.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22.-23.


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        24.

         Item 2.  Changes in Securities and Use of Proceeds                                24.

         Item 3.  Defaults Upon Senior Securities                                          24.

         Item 4.  Submission of Matters to a Vote of Security Holders                      24.

         Item 5.  Other Information                                                        24.

         Item 6.  Exhibits and Reports on Form 8-K                                         24.


SIGNATURES                                                                                 25.

                          Part 1. Financial Information

Item 1.  Consolidated Financial Statements

                      CNB Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                         June 30,           December 31,
                                                                                           1999                1998
                                                                                        -----------         ------------
Assets                                                                                  (Unaudited)
Cash and due from banks                                                                  $  19,266           $  16,128
Securities available for sale, at fair value                                               310,751             186,651
Investment securities held to maturity, at amortized cost                                        -             113,456
Net loans & leases receivable                                                              395,322             372,569
Accrued interest receivable                                                                  5,508               5,843
Premises and equipment, net                                                                  9,602              10,075
Other real estate owned and repossessed assets                                               1,272               1,099
Other assets                                                                                 3,666               5,267
                                                                                         ---------           ---------
                         Total assets                                                    $ 745,387           $ 711,088
                                                                                         =========           =========

Liabilities and Stockholders' Equity

Noninterest-bearing deposits                                                             $  63,720           $  66,339
Interest-bearing deposits                                                                  544,046             561,803
                                                                                         ---------           ---------
                         Total deposits                                                    607,766             628,142
                                                                                         ---------           ---------

Short-term borrowings:
             Securities sold under agreements to repurchase                                 10,693              12,347
             Borrowings from the Federal Home Loan Bank of New York                         52,700                   -
             Borrowings from the U.S. Treasury                                                 511                 304
                                                                                         ---------           ---------
                         Total short-term borrowings                                        63,904              12,651
                                                                                         ---------           ---------

Long-term borrowings                                                                         6,286               6,530
Other liabilities                                                                            8,930               8,199
                                                                                         ---------           ---------
                                     Total liabilities                                     686,886             655,522
                                                                                         ---------           ---------

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
                         (7,807,631 issued at June 30, 1999 and 7,796,396
                         issued at December 31, 1998)                                        9,761               9,746
Additional paid-in capital                                                                   6,197               6,144
Retained earnings                                                                           46,668              44,729
Accumulated other comprehensive (loss)                                                        (110)             (1,376)
Treasury stock, at cost (225,804 shares at June 30, 1999 and 224,578
                         at December 31, 1998)                                              (4,015)             (3,677)
                                                                                         ---------           ---------
                                     Total stockholders' equity                             58,501              55,566
                                                                                         ---------           ---------
                                     Total liabilities and stockholders' equity          $ 745,387           $ 711,088
                                                                                         =========           =========

 See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                         Three months ended              Six months ended
                                                                      June 30,        June 30,       June 30,        June 30,
                                                                        1999            1998           1999            1998
                                                                      ------------------------       ------------------------
                                                                                            (Unaudited)
Interest and dividend income:
            Loans & leases, including fees                            $  8,370        $  8,304       $ 16,759        $ 16,175
            Securities:
                         Taxable                                         3,864           4,172          7,536           7,974
                         Nontaxable                                        904             886          1,837           1,728
            Federal funds sold and other                                    38             127             71             157
                                                                      --------        --------       --------        --------
                                                                        13,176          13,489         26,203          26,034
                                                                      --------        --------       --------        --------

Interest expense:
            Deposits                                                     5,990           6,461         12,055          12,207
            Short-term borrowings                                          292             229            457             476
            Long-term borrowings                                            92              97            177             195
                                                                      --------        --------       --------        --------
                                                                         6,374           6,787         12,689          12,878
                                                                      --------        --------       --------        --------

            Net interest income                                          6,802           6,702         13,514          13,156

Provision for loan losses                                                  450             140            720             290
                                                                      --------        --------       --------        --------

            Net interest income after provision for loan losses          6,352           6,562         12,794          12,866
                                                                      --------        --------       --------        --------

Other income:
            Service charges on deposit accounts                            495             476            994             929
            Net (loss) gain on securities transactions                    (723)            142           (652)            236
            Other                                                          404             363            924             815
                                                                      --------        --------       --------        --------
                                                                           176             981          1,266           1,980
                                                                      --------        --------       --------        --------
Other expenses:
            Salaries and employee benefits                               2,159           2,290          4,563           4,470
            Occupancy and equipment                                        457             521          1,029           1,046
            Data processing                                                604             518          1,175           1,036
            Professional fees                                              242             334            487             614
            FDIC deposit insurance and related costs                        19              16             37              33
            Advertising and marketing                                       94             108            155             182
            Postage and courier                                            124             172            252             301
            Office supplies and stationary                                 151             112            323             247
            Other real estate owned and repossessed assets                 203             259            354             534
            Other                                                          723             769          1,420           1,546
                                                                      --------        --------       --------        --------
                                                                         4,776           5,099          9,795          10,009
                                                                      --------        --------       --------        --------

Income before income tax expense                                         1,752           2,444          4,265           4,837

Income tax expense                                                         457             638          1,119           1,261
                                                                      --------        --------       --------        --------
            Net income                                                $  1,295        $  1,806       $  3,146        $  3,576
                                                                      ========        ========       ========        ========

Earnings per share:
            Basic                                                     $   0.17        $   0.24       $   0.41        $   0.47
            Diluted                                                   $   0.17        $   0.23       $   0.41        $   0.46

 See accopmanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                          Six Months Ended,
                                                                                                      June 30,         June 30,
                                                                                                        1999             1998
                                                                                                      ---------        ---------
                                                                                                             (Unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
             Net Income                                                                               $   3,146        $   3,576
             Adjustments to reconcile net income to net cash
             provided by operating activities:
                          Depreciation and amortization                                                     679              656
                          Provision for loan losses                                                         720              290
                          Net loss (gain) on securities transactions                                        652             (236)
                          Net loss on sales and writedowns of other real estate
                              owned and repossessed assets                                                  100              181
                          Purchases of trading securities                                               (19,705)          (9,760)
                          Proceeds from sales of trading securities                                      19,745           10,330
                          Decrease (increase) in accrued interest receivable                                335             (280)
                          Net change in other assets and other liabilities                                1,967               40
                                                                                                      ---------        ---------
                                       Net cash provided by operating activities                          7,639            4,797
                                                                                                      ---------        ---------

Cash flows from investing activities:
             Purchases of securities:
                          Available for sale                                                            (95,924)        (101,320)
                          Held to maturity                                                               (5,831)         (15,068)
             Proceeds from sales of securities:
                          Available for sale                                                             65,794           46,801
             Proceeds from maturities and calls of securities:
                          Available for sale                                                             19,839           30,502
                          Held to maturity                                                                6,417           13,755
             Net loans made to customers                                                                (24,300)         (22,588)
             Proceeds from sales of other real estate owned and
                 repossessed assets                                                                         554              598
             Capital expenditures                                                                          (206)          (1,119)
                                                                                                      ---------        ---------
                                       Net cash used in investing activities                            (33,657)         (48,439)
                                                                                                      ---------        ---------

Cash flows from financing activities:
             Net (decrease) increase in deposits                                                        (20,376)          48,833
             Net increase (decrease) in short term borrowings                                            51,253           (4,071)
             Payments on long-term borrowings                                                              (244)            (229)
             Dividends paid                                                                              (1,214)          (1,073)
             Proceeds from issuance of shares for options and Dividend Reinvestment Plan                    326              290
             Purchase of treasury stock                                                                    (589)          (1,175)
                                                                                                      ---------        ---------
                                       Net cash provided by financing activities                         29,156           42,575
                                                                                                      ---------        ---------

Net increase (decrease) in cash and cash equivalents                                                      3,138           (1,067)
Cash and cash equivalents at beginning of period                                                         16,128           19,498
                                                                                                      ---------        ---------
Cash and cash equivalents at end of period                                                            $  19,266        $  18,431
                                                                                                      =========        =========

Additional disclosure relative to non-cash investing activities:
On May 1, 1999, the Company transferred its held-to-maturity investment security portfolio to the available for sale investment security portfolio. The amortized cost of held-to-maturity investment securities at the time of transfer amounted to $112,870

See accompanying notes to unaudited consolidated interim financial statements.

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements
           (All dollar amounts in thousands other than per share data, except when otherwise noted)

1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. Operating results for the six-month and three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

2. Earnings Per Share - Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options).

     The following table provides the calculation of basic and diluted EPS for the three and six months ended June 30:

                                               Three Months Ended 6/30/99            Three Months Ended 6/30/98
                                                        Weighted       Per                    Weighted       Per
                                             Net        Average       Share         Net        Average      Share
                                            Income       Shares       Amount      Income       Shares       Amount
                                            ----------------------------------------------------------------------
     Basic EPS:
         Net income available to
            common stockholders             $1,295        7,583       $0.17       $1,806        7,670       $0.24
     Effect of dilutive securities:
         Stock options                                       35                                    38
                                            ----------------------------------------------------------------------
     Diluted EPS                            $1,295        7,618       $0.17       $1,806        7,708       $0.24
                                            ======================================================================
                                                Six Months Ended 6/30/99             Six Months Ended 6/30/98
                                                        Weighted       Per                    Weighted       Per
                                             Net        Average       Share        Net        Average       Share
                                            Income       Shares       Amount      Income       Shares       Amount
                                            ----------------------------------------------------------------------
     Basic EPS:
         Net income available to
            common stockholders             $3,146        7,587       $0.41       $3,576        7,662       $0.47
     Effect of dilutive securities:
         Stock options                                       38                                    44
                                            ----------------------------------------------------------------------
     Diluted EPS                            $3,146        7,625       $0.41       $3,576        7,704       $0.46
                                            ======================================================================

3. Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. As of June 30, 1999, accumulated other comprehensive income, which is included in stockholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     Total comprehensive income for the six months ended June 30, 1999 and 1998 was $4,412 and $3,393, and total comprehensive income for the three months ended June 30, 1999 and 1998 was $1,751 and $1,527, respectively.

4.   Recent Accounting Pronouncements:

     FASB Statement 133

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As recently amended, the Statement is effective for fiscal years beginning after June 15, 2000. Management will be reviewing the Statement to determine what impact, if any, this Statement will have on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        (All dollar amounts in thousands other than per share data, except when otherwise noted)

General

CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (Bank) which became the wholly owned subsidiary of the Company. The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Herkimer, Otsego, Schoharie, Saratoga and Schenectady (In August 1999, the Bank opened two additional branches located in Clifton Park and Whitesboro,
NY). In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in mortgage loans, consumer loans, commercial and agricultural loans, and government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily deposits and borrowings. Net income is also affected by other operating income, such as fees on deposit related services, loan servicing income, and fiduciary activities; other operating expenses, such as salaries and benefits, occupancy expenses, data processing expense, provision for loan losses, and federal and state income taxes.

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

Pending Acquisition of Five Astoria Federal Branches and New Branches
On April 9, 1999, the Company announced a definitive agreement to purchase 5 branches located in the Upstate New York counties of Otsego (3 branches located in Oneonta, NY and 1 branch located in Cooperstown, NY) and Chenango (1 branch located in Norwich, NY) from Astoria Federal Savings and Loan Association ("Astoria"), a subsidiary of Astoria Financial Corporation. Under the agreement, Central National Bank, Canajoharie will acquire all of the deposits related to the branches. At June 30, 1999, the total amount of deposits amounted to approximately $160,000. The transaction, which is subject to regulatory approval, is currently expected to close in the third quarter of 1999.

In addition to acquiring the Astoria branches, the Bank, in executing its expansion initiative, opened a loan production office in Saratoga Springs, a super market branch in Clifton Park, and a full service branch in Utica in 1999, and has applied for or received approval to open branches in Halfmoon and Herkimer. The Halfmoon and Herkimer branches are expected to open by the end of 1999.

Results of Operations
           (All dollar amounts in thousands other than per share data, except when otherwise noted)

Net income for the second quarter of 1999 amounted to $1,295, compared to the $1,806 reported for the second quarter of 1998 while net income for the six months ended June 30, 1999 amounted to $3,146, compared to the $3,576 reported for the six months ended June 30, 1998. Return on average assets and return on average equity was 0.71% and 8.77% for the quarter ended June 30, 1999 and 0.86% and 10.86% for the six months ended June 30, 1999. Diluted earnings per share amounted to $.17 for the quarter ended June 30, 1999 compared to diluted earnings per share of $.23 for the quarter ended June 30, 1998 and diluted earnings per share for the six months ended June 30, 1999 amounted to $.41 compared to diluted earnings per share of $.46 for the six months ended June 30, 1998. The decrease in net income for the first half of 1999 when compared to 1998 was due to a write-down of $1,187 (pre-tax) on a corporate bond held in the Company's available for sale portfolio in the second quarter of 1999. The write-down was recognized in net (loss) gain on securities transactions. Information about an issuer of a corporate bond became available subsequent to June 30, 1999, which has led the Company to conclude that the value of the bond is other than temporarily impaired and resulted in an after-tax non-cash charge of $879. The Company considers this a non-recurring item and has summarized its operating results excluding the write-down in the subsequent paragraph.

Excluding the write-down of the corporate bond, the Company recognized net income of $2,174 or $0.29 diluted earnings per share for the quarter ended June 30, 1999, compared to $1,806 or $0.23 diluted earnings per share for the quarter ended June 30, 1998. The Company's return on average assets was 1.19% for the quarter ended June 30, 1999; up 16 basis points from the 1.03% for the quarter ended June 30, 1998. The Company's return on average equity was 14.72% for the quarter ended June 30, 1999, up 173 basis points from 12.99% for the quarter ended June 30, 1998. Net income for the six-months ended June 30, 1999 was $4,025 or $0.53 diluted earnings per share compared to $3,576 or $0.46 diluted earnings per share for the six-months ended June 30, 1998. The Company's return on average assets was 1.11% for the six-months ended June 30, 1999, up 5 basis points from the 1.06% for the six-months ended June 30, 1998. The Company's return on average equity was 13.90% for the six-months ended June 30, 1999, up 92 basis points from the 12.98% for the six-months ended June 30, 1998.

Net interest income for the quarter ended June 30, 1999 increased $100 (1.5%) over the same quarter of 1998, from $6,702 to $6,802. Net interest income for the six-months ended June 30, 1999 increased $358 (2.7%) over the six-month period ended June 30, 1998, from $13,156 to $13,514. The increases in net interest income were due primarily to an increase the average balance of earning assets in the second quarter and six-month period ended 1999 when compared to the second quarter and six-month period ended

1998. (See additional discussion under the caption "Net Interest Income"). The deposits to be acquired in the Astoria transaction carry a lower average rate than the Company's current deposit liabilities. The Company currently intends to invest these additional funds in government securities until it finds appropriate lending opportunities. The Company anticipates that the Astoria transaction will result in increased net interest income and an improvement in net interest margin.

The provision for loan losses for the second quarter of 1999 was $450, which is an $310 increase over the provision for loan losses for the second quarter of 1998. The provision for loan losses for the six-months ended June 30, 1999 was $720, which is a $430 increase over the same six-month period ended for 1998. The increase in the provision in the second quarter and six-month period ended 1999 when compared to the same periods in 1998 resulted primarily from increased delinquencies, non-performing loans and charge-offs, primarily occurring in the Company's manufactured housing and credit card loan portfolios. The Company is exploring ways to mitigate the losses from these portfolios and has reduced the level of originations of such loans. In light of the Company's growth plans and other factors, the Company expects continued provisions for loan losses during 1999 at rates higher than those experienced during 1998.

Total other income for the second quarter of 1999 was $176, as decrease of $805 when compared to the same quarter in 1998, which was due to the write-down of a corporate bond of $1,187 noted previously. Excluding the write-down, total other income was $1,363 for the second quarter of 1999, up $382 (39%) from the $981 recognized in the second quarter of 1998. The increase in other income was due primarily to increases from net gains on sales of securities and increases in fiduciary income. Net gains on security transactions amounted to $464 for the second quarter of 1999 compared to $142 for the second quarter of 1998, a $322 increase. The Company's securities available for sale portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet. Fiduciary income increased $47 in the second quarter of 1999 due primarily to growth in assets under management for trust services and an increase in fee income from the Company's subsidiary, Central Asset Management, Inc.

Total other income for the six-months ended June 30, 1999 was $1,266, a decrease of $714 when compared to the same period in 1998, which was due to the write-down of a corporate bond of $1,187. Excluding the write-down, total other income for the six-months ended June 30, 1999 amounted to $2,453, a $473 (23.9%) increase over the six-months ended June 30, 1998 of $1,980. The increase in other income resulted primarily from net gains on sales of securities of $299, fiduciary income of $68, and service charges on deposit accounts of $65 that resulted from ATM convenience fees and other miscellaneous charges.

Total other expenses for the second quarter of 1999 amounted to $4,776, a $323 (6.3%) decrease from the $5,099 reported for the second quarter of 1998. Several factors contributed to this decrease. Salaries and employee benefits decreased $131 from $2,290 for the second quarter of 1998 to $2,159 for the second quarter of 1999. The decrease in salaries and benefits can be attributed to severance payments amounting to $95 in the second quarter of 1998, a decrease in incentive compensation expense of $43 in the second quarter of 1999. Professional fees decreased $92, as there are no consulting projects in place for 1999. Other real estate owned and repossessed asset expense decreased $56 due primarily to decreases in losses on the sale of repossessed assets. Occupancy and equipment, postage and courier, and other expense decreased due primarily to the Company's efforts to reduce and control costs. Data processing increased $86 due primarily to technology enhancements.

Total other expenses for the six months ended June 30, 1999 amounted to $9,795, a decrease of $214 when compared to total other expenses of $10,009 for the same period in 1998. Several factors contributed to this decrease. Other real estate owned and repossessed assets decreased $180, due mainly to decreases in losses on the sale of other real estate owned and repossessed assets. Additionally, foreclosure expense on repossessed assets on manufactured housing decreased as the Company experienced a decline in manufactured housing repossession activity. Professional fees decreased $127, as there are no consulting projects in place for 1999. Other expense decreased $126 due primarily to decreases in losses on the sale of lease vehicles and the Company's efforts to reduce and control costs. Data processing increased $139 due primarily to technology enhancements. The Astoria acquisition and other new branches will result in an increase in other expense resulting from operating costs and amortization of the premium to be paid in the Astoria acquisition.

Income tax expense was $457 for the second quarter of 1999 down $181 from the $638 recognized in the second quarter of 1998. The effective tax rate for the second quarter of 1999 and 1998 was 26.1% and 26.3%, respectively. Income tax expense was $1,119 for the six months ended June 30, 1999 down $142 from the $1,261 recognized for the same period in 1998. The effective tax rate for the six months ended June 30, 1999 and 1998 was 26.2% and 26.1%, respectively.

Net Interest Income
(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

The Company's net interest margin for the second quarter of 1999 was 4.03% compared to 4.18% for the second quarter of 1998, a 15 basis point decrease. The decrease in net interest margin was due primarily to a greater decrease in the yield on earning assets when compared to the decrease in the rate paid on interest-bearing liabilities. The yield on earning assets for the second quarter of 1999 was 7.65% compared to 8.25% for the second quarter of 1998, a 60 basis point decrease. The rate paid on interest-bearing liabilities was 4.20% for the second quarter of 1999 compared to 4.63% for the second quarter of 1998, a 43 basis point decrease. Offsetting the decrease in net interest margin in the second quarter of 1999 was an increase in earning assets exceeding the increase in interest-bearing liabilities. Earning assets increased from $667,093 for the second quarter of 1998 to $703,294 in the second quarter of 1999, a $36,201 increase, meanwhile, interest-bearing liabilities increased from $586,913 to $607,457 for the same period, a $20,544 increase. To mitigate the impact of the decrease in the Company's net interest margin and interest rate spread, the Company has focused its efforts on growing earning assets. As discussed above, the Astoria acquisition also is expected to improve the net interest margin.

The Company's net interest margin for the six-months ended June 30, 1999 was 4.05% compared to 4.27% for the same period in 1998, a 22 basis point decrease. The interest rate spread decreased 22 basis points, from 3.68% in 1998 to 3.46% in 1999. The decrease in net interest margin and interest rate spread was due primarily to a greater decrease in the yield on earning assets when compared to the decrease in the rate paid on interest-bearing liabilities. The yield on earning assets for the six-months ended June 30, 1999 was 7.70% compared to 8.28% for the same period in 1998, a 58 basis point decrease. The rate paid on interest-bearing liabilities was 4.24% for the six-months ended June 30, 1999 compared to 4.60% for the same period in 1998, a 36 basis point decrease. Offsetting the decrease in net interest margin for the six-months ended June 30, 1999 was an increase in earning assets exceeding the increase in interest-bearing liabilities. Earning assets increased from $642,703 for the six-months ended June 30, 1998 to $695,646 in the same period of 1999, a $52,943 (8.2%) increase, meanwhile, interest-bearing liabilities increased from $559,588 to $599,045 for the same period, a $39,457 increase.

For the six months ended June 30, 1999, the yield on earning assets was 7.70%, which is a 58 basis point decrease when compared to the yield of 8.28% for the six months ended June 30, 1998. The yield on loans decreased from 9.15% to 8.64% for the six-months ended June 30, 1998 to June 30, 1999. Despite a 51 basis point decrease in the yield, interest income on loans on a tax equivalent basis increased from $16,203 for the six months ended June 30, 1998 to $16,799 for the six months ended June 30, 1999. The increase in interest income on loans can be attributed to a $34,526 (9.8%) increase in the average balance of loans. The most significant increases in the average balance of loans was in leases receivable, which increased $20,326, from an average of $23,272 for the six months ended June 30, 1998 to $43,598 for the six months ended June 30, 1999. The average balance for real estate (residential, commercial, and agricultural) and commercial loans increased $18,870 from the 1998 to 1999 period. Offsetting the increases was a decrease in the average balance of consumer and manufactured housing loans of $4,516 from the 1998 to 1999 period.

The decrease in the yield on loans can be attributed to several factors. Higher yielding loans related to residential real estate, commercial real estate and commercial loans have been paid off or have been re-financed and have been replaced with new loans, which yield much lower rates. Additionally, consistent with the Company's strategy to de-emphasize lending in consumer loans and manufactured housing loans, the loan portfolio has experienced a decline in yield as these products typically have much higher rates compared to lease receivables, a product which has experienced significant growth. To mitigate the decrease in yield, the Company will continue to focus on growth related to lease receivables, residential real estate, and commercial real estate/commercial loans.

The yield on taxable securities decreased from 7.13% for the six-months ended June 30, 1998 to 6.34% for the six-months ended June 30, 1999. The decrease in yield on taxable securities resulted in a decrease of $438 in interest income despite a $14,041 increase the average balance of investment securities from the six months ended June 30, 1998 to six months ended June 30, 1999. The decrease in yield on taxable securities can be attributed to accelerated pay-downs on mortgage-backed securities and collaterlized mortgage obligations (CMOs) that resulted from a substantial decrease in long-term mortgage rates which led to a higher than normal re-finance period that occurred at the end of the fiscal year 1998 and into the beginning of fiscal year 1999. As these mortgage-backed securities and CMOs paid down, the amortization of premiums associated with these securities were accelerated, and they were replaced with securities with lower yields. The Company anticipates that for the remainder of the year, the yield on these securities should increase as long-term mortgage rates have recently increased. This is likely to result in reductions in re-financing which will reduce pre-payments and amortization on mortgage-backed securities/CMOs, and the opportunity to replace securities at similar or higher rates. The average balance of mortgage-backed securities and CMOs for the six-months ended June 30, 1999 amounted to $140,300, which represents 59% of the average balance of taxable securities.

The rate paid on interest-bearing deposits decreased 36 basis points, from 4.57% for the six months ended June 30, 1998 to 4.21% for the six months ended June 30, 1999. The decrease in the rate paid on deposits resulted in a $152 decrease in interest expense, despite a $39,317 increase in the average balance of interest-bearing deposits. Several factors attributed to the decrease in interest expense. The rate paid on time deposits, the costliest source of funds for the Company, decreased 43 basis points from 5.77% for the six months ended June 30, 1998 to 5.34% for the same period in 1999. Additionally, the average balance of time deposits increased only 3.8%, from $315,750 for the six months ended June 30, 1998 to $327,805 for the same period in 1999.

The Company shifted its deposit mix to lower cost of fund deposit types during 1999. The average balance for N.O.W. and savings type deposits increased $17,977 for the six-months ended June 30, 1999 when compared to the same period in 1998. Meanwhile, the rates paid on these deposit type accounts increased only slightly. The average balance of money market accounts increased $9,285 for the same period while the rate paid on money market accounts decreased 63 basis points. The decrease in rate on money market accounts can be attributed to a substantial number of money market accounts that are tied to the federal funds rate, which was much lower for the six-months ended June 30, 1999 when compared to the same period in 1998. The growth in the average balance of interest-bearing deposits for the six-months ended June 30, 1999 resulted in relatively no change in short-term borrowings when compared to the same period in 1998.

Average Balances/Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following table sets forth average balance and interest rate information. The average balances used for these tables and other statistical disclosures were calculated using daily averages. Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate. Non-accruing loans have been included in loans with interest earned recognized on a cash basis only. Securities include securities available for sale, investment securities held to maturity, and trading securities, if any, are all at average amortized cost.

Three months ended June 30,                     1999                               1998
(Dollars in thousands)              Average               Yield/      Average               Yield/
                                    Balance    Interest    Rate       Balance    Interest    Rate
                                    --------------------------------------------------------------
Interest-earning assets:
Loans                               $392,751   $ 8,379     8.53%      $360,139   $ 8,317     9.24%
Taxable Securities                   241,688     3,864     6.40%       236,668     4,172     7.05%
Tax-exempt Securities                 65,947     1,174     7.12%        61,195     1,147     7.50%
Federal Funds Sold                     2,908        38     5.23%         9,091       127     5.59%
                                    --------   -------     ----       --------   -------     ----
Total interest-earning assets        703,294    13,455     7.65%       667,093    13,763     8.25%
                                    ========   -------     ----       ========   -------     ----


Interest-bearing liabilities:
Deposits
NOW                                   78,905       356     1.81%        66,535       298     1.79%
Savings                              110,034       750     2.73%       100,667       706     2.80%
Money Market                          63,437       596     3.76%        58,281       623     4.27%
Time Deposits                        322,972     4,288     5.31%       335,655     4,834     5.76%
                                    --------   -------     ----       --------   -------     ----
Total Interest Bearing Deposits      575,348     5,990     4.16%       561,138     6,461     4.61%
                                    --------   -------     ----       --------   -------     ----

Short-term Borrowings                 25,755       292     4.54%        18,979       229     4.84%
Long-term Borrowings                   6,354        92     5.78%         6,796        97     5.69%
                                    --------   -------     ----       --------   -------     ----

Total Interest-bearing
liabilities                         $607,457     6,374     4.20%      $586,913     6,787     4.63%
                                    ========   -------     ----       ========   -------     ----

Interest Rate Spread                           $ 7,081     3.45%                 $ 6,976     3.62%
                                               =======                           =======

Net Interest Margin                                        4.03%                             4.18%
--------------------------------------------------------------------------------------------------
Six months ended June 30,                        1999                              1998
(Dollars in thousands)              Average               Yield/      Average               Yield/
                                    Balance    Interest    Rate       Balance    Interest    Rate
                                    --------------------------------------------------------------
Interest-earning assets:
Loans                               $388,586   $16,799     8.64%      $354,060   $16,203     9.15%
Taxable Securities                   237,731     7,536     6.34%       223,690     7,974     7.13%
Tax-exempt Securities                 66,579     2,406     7.23%        59,528     2,272     7.63%
Federal Funds Sold                     2,750        71     5.17%         5,425       157     5.78%
                                    --------   -------     ----       --------   -------     ----
Total interest-earning assets        695,646    26,792     7.70%       642,703    26,606     8.28%
                                    ========   -------     ----       ========   -------     ----

Interest-bearing liabilities:
Deposits
NOW                                   76,674       703     1.83%        65,570       585     1.78%
Savings                              106,539     1,469     2.76%        99,664     1,391     2.79%
Money Market                          61,970     1,128     3.64%        52,686     1,125     4.27%
Time Deposits                        327,805     8,755     5.34%       315,750     9,106     5.77%
                                    --------   -------     ----       --------   -------     ----
Total Interest Bearing Deposits      572,988    12,055     4.21%       533,670    12,207     4.57%
                                    --------   -------     ----       --------   -------     ----

Short-term Borrowings                 19,633       457     4.66%        19,081       477     5.00%
Long-term Borrowings                   6,424       177     5.52%         6,837       195     5.70%
                                    --------   -------     ----       --------   -------     ----

Total Interest-bearing
liabilities                         $599,045    12,689     4.24%      $559,588    12,879     4.60%
                                    ========   -------     ----       ========   -------     ----

Interest Rate Spread                           $14,103     3.46%                 $13,727     3.68%
                                               =======                           =======

Net Interest Margin                                        4.05%                             4.27%

Financial Condition and Liquidity

The Company's total assets at June 30, 1999 were $745,387, an increase of $34,299 from December 31, 1998. The increase includes an increase of $3,138 in cash and cash equivalents, $10,644 in securities, and $22,753 in net loans receivable. The increase in total assets was funded primarily through an increase in short-term borrowings.

Securities
The carrying value of securities available for sale at June 30, 1999 amounted to $310,751, which is a $124,100 increase from the carrying amount at December 31, 1998. The primary reason for the increase in securities available for sale is a result of the transfer of the held-to-maturity portfolio to the securities available for sale portfolio on May 1, 1999. On May 1, 1999, the held-to-maturity portfolio had a an amortized cost of $112,870; the amount transferred to the available for sale portfolio was $117,747, which represented the approximate fair value of the held-to-maturity portfolio on May 1, 1999. The transfer is a result of the Astoria acquisition, which will impact the Company's asset/liability and tax planning strategies. The unrealized gain on the held-to-maturity portfolio that was transferred to the available for sale portfolio increased stockholders' equity by $3,413 on May 1, 1999.

The net unrealized loss on securities available for sale decreased from $1,853 at December 31, 1998 to $157 at June 30, 1999. The decrease in net unrealized losses resulted primarily from the write-down of a corporate bond of $1,187 in the second quarter of 1999, as well as the above noted transfer of securities from held-to-maturity to available for sale. Information became available subsequent to June 30, 1999 and prior to the issuance of the Company's financial statements for June 30, 1999 about the issuer of the corporate bond, which has led the Company to conclude that the value of the bond is other than temporarily impaired. Excluding the write-down of the corporate bond, and including the increase in the fair value of available for sale securities on May 1, 1999 of $4,877 as a result of the transfer noted above, net unrealized losses on securities available for sale increased as a result of the increase in long-term interest rates experienced in the second quarter of 1999.

The composition of the securities available for sale portfolio at June 30, 1999 was as follows:

         Collateralized mortgage obligations                  $107,893
         Nontaxable municipal bonds                             63,281
         Corporate bonds                                        54,476
         U.S. government agency securities                      36,638
         Mortgaged backed securities                            31,754
         U.S. treasury securities                                6,012
         Taxable municipal bonds                                 4,719
         Other equity securities                                 5,978
                                                              --------
                                                              $310,751
                                                              ========

The average life of debt securities available for sale at June 30, 1999 was 7.0 years.

Loans
Net loans receivable increased $22,753 from $372,569 at December 31, 1998 to $395,322 million at June 30, 1999. The following schedule details the Company's loan portfolio:

                                              June 30,         December 31,
                                                1999               1998
                                              --------         ------------
Loans secured by real estate:
Residential                                   $ 67,056           $ 62,675
Commercial                                      63,868             56,466
Agricultural                                    16,170             17,193
Construction                                     1,300              3,643
Home equity                                     23,407             24,893
                                              --------           --------
                                               171,801            164,870
                                              --------           --------
Other loans:
Commercial                                      39,659             33,238
Agricultural                                    17,860             18,399
Manufactured Housing                            58,278             60,975
Lease receivables                               56,740             43,486
Tax exempt                                       3,188              2,989
Consumer                                        60,214             59,573
                                              --------           --------
                                               235,939            218,660
                                              --------           --------

Net deferred loan fees/cost
and unearned discount                           (3,966)            (2,577)

Allowance for loan losses                       (8,452)            (8,384)
                                              --------           --------

Net loans receivable                          $395,322           $372,569
                                              ========           ========

The most significant area of growth in the Company's loan portfolio continues to be in lease receivables. Lease receivables increased $13,254, from $43,486 at December 31, 1998 to $56,740 at June 30, 1999. The Company has expanded its leasing market area in 1999, which has led to the increase. Loans secured by real estate increased $6,931, from $164,870 at December 31, 1998 to $171,801 at June 30, 1999. Commercial and residential real estate increased $7,402 and $4,381, respectively, for the first half of 1999. Meanwhile home equity loans and agricultural real estate experienced declines in the first half of 1999. Commercial loans increased $6,421 during the first half of 1999 and manufactured housing decreased $2,697 during the first half of 1999. The Company will continue to focus its efforts in growth related to the lease receivable, residential real estate, and commercial real estate/commercial loan portfolios.

Deposits
Total deposits decreased $20,376, from $628,142 at December 31, 1998 to $607,766 at June 30, 1999. The decrease in deposits can be attributed to a decrease in time deposits, which have decreased $26,870 from $329,843 at December 31, 1998 to $302,973 at June 30, 1999. The decrease in time deposits was primarily in time deposits greater than $100, which decreased $25,280 in the first half of 1999. Historically, time deposits greater than $100 were a primary short-term funding source for the Company. However, in anticipation of the Astoria branch acquisition (approximately $160,000 in deposits) that is expected to close in the third quarter of 1999, the Company is de-emphasizing its efforts in obtaining time deposits greater than $100, as these deposits bear a higher rate of interest. Excluding the decrease in time deposits, interest-bearing deposit types experienced increases in the first half of 1999. This shift in the deposit mix has lowered the Company's cost of funds.

Borrowings
Short-term borrowings increased $51,253 during the first half of 1999. The increase in short-term borrowings is a result of the anticipated branch acquisition expected to close in the third quarter of 1999. The Company has obtained two sixty-day advances from the FHLB amounting to $36,300 which will mature in the third quarter of 1999. Proceeds from the deposits acquired from the branch acquisition will be utilized to pay-off the advances. Borrowings on the FHLB line at June 30, 1999 amounted to $16,400. Other short-term borrowings include repurchase agreements, which amounted to $10,693 at June 30, 1999.

In the third quarter of 1999, the Company established CNBF Capital Trust I (the "Trust"), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities"). On August 4, 1999, the Trust issued $18,000 in capital securities at 3-Month LIBOR plus 275 basis points which equals 8.12%. The capital securities reset quarterly, equal to the 3-Month LIBOR plus 275 basis points. The Company will use the net proceeds from the sale of capital securities for general corporate purposes and to provide equity to the Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Company's primary source of funds to pay interest on the debentures owed to the Trust, are current dividends from the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the Bank to pay dividends. The capital securities will not be classified as debt for financial statement purposes and the expense associated with the capital securities will be recorded as non-interest expense on the consolidated statements of income.

Non-performing Assets
Non-performing assets are summarized in the following table:

                                              June 30,         December 31,
                                                1999               1998
                                              --------         ------------
Nonaccrual loans                               $4,637              $3,996
Accruing loans past due 90 days                 1,646              1,279
                                               ------             ------
Total non-performing loans                      6,283              5,275
Other real estate owned and
Repossessed assets                              1,272              1,099
                                               ------             ------
Total non-performing assets                    $7,555             $6,374
                                               ======             ======

Non-performing loans as a % of total loans       1.56%              1.38%
Non-performing assets as a %
of total assets                                  1.01%              0.90%
Allowance for loan losses to
Nonperforming loans                            134.52%            158.94%

Non-accrual loans at June 30, 1999 were comprised of $2,487 of commercial/commercial real estate, $981 of agricultural loans, $916 of residential real estate, and $253 of manufactured housing loans. The increase in non-accrual loans from December 31, 1998 to June 30, 1999 is due primarily to one large commercial real estate credit that was placed on non-accrual status during the second quarter of 1999. The amount outstanding on the credit at June 30, 1999 was $1,428. The Company is currently in the process of re-negotiating the terms of the credit with the borrower. Loans past due 90 days or more and still accruing were comprised mainly of one large agricultural credit amounting to $792 and manufactured housing loans at June 30, 1999. The agricultural credit is a short-term balloon loan, which has expired and is currently being renewed. The Company anticipates that this credit will be current by the end of the third quarter 1999.

Gross charge-offs for the six-months ended June 30, 1999 amounted to $845. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $404 and credit card loans amounting to $156. Recoveries for the six-months ended June 30, 1999 amounted to $193. Provisions for loan losses amounted to $720 for the six months ended June 30, 1999. The allowance for loan losses increased slightly from $8,384 at December 31, 1998 to $8,452 at June 30, 1999. The allowance for loan losses is maintained at a level deemed appropriate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss exposure, estimated value of underlying collateral, and economic conditions that may affect borrowers' ability to pay.

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

Asset and liability management functions not only to assure adequate liquidity in order to meet the needs of our customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities in order to generate an appropriate return to stockholders. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are monitored on a daily basis. The asset portion of the balance sheet provides liquidity primarily through loans, mortgage backed security and collateralized mortgage obligation principal repayments, maturities and calls of securities and sales from the available for sale and trading portfolios.

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

Total stockholders' equity amounted to $58,501 at June 30, 1999, which is a $2,935 increase over the $55,566 at December 31, 1998. The increase resulted primarily from earnings retention of $1,932 and an increase in accumulated other comprehensive income (loss) of $1,266, offset by treasury stock purchases of $338. The Company paid a dividend of $0.16 per share for the six-months ended June 30, 1999.

Year 2000 Readiness

Progress made on this effort is closely monitored by the Company's regulatory agency to ensure compliance with its Year 2000 plan. The Company's project plan is structured after the guidelines set by the Federal Financial Institutions Examination Council (FFIEC) regarding the installation and testing of mission critical systems. The five phases outlined in this guidance are: 1) Awareness - In May of 1997, the Company formed a Year 2000 Committee consisting of Senior Officers and Managers representing all segments of its operations. The Board of Directors is updated on a monthly basis regarding the progress of the program.
2) Assessment - During this same time, the Company contacted every business we depend on for software, hardware or as a service provider. We asked each of them to complete a "Year 2000 Certification" and project plan to assess their state of Year 2000 readiness. 3) Renovation - The Company primarily relies on third party vendors for its primary systems. The renovation phase for our mission critical systems was completed prior to year-end 1998. 4) Validation - Testing of the Company's mission critical systems was also substantially completed by year-end 1998 and was complete according to FFIEC guidelines by June 30, 1999.
5) Implementation - During this phase of the project plan the Company will continue to monitor its systems.

The total budget for Year 2000 testing was set at $40,000. For the six months ended June 30, 1999, the Company has expended $29,000 on Year 2000 testing. These figures do not account for personnel time involved with the installation and testing of these systems. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating sources and expense them as incurred.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expensed paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of June 30, 1999, under this analysis, a 200 basis point increase in interest rates resulted in a 7.3% decrease in net interest income and a 200 basis point decrease in interest rates resulted in 2.3% increase in net interest income. These amounts were within the Company's ALCO policy limits.

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

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

         Election of Directors. See Form 8-K filed on June 25, 1999 for additional information.

Item 5 - Other Information

         None

Item 6 - Exhibits and reports on Form 8-K

         (A) Exhibits
         Exhibit 27 - Financial Data Schedule (electronic filing only)

         (B) Current Reports filed on Form 8-K
         On April 16, 1999, the Company filed a Form 8-K dated April 8, 1999 related to the announcement of an agreement to purchase five retail banking offices of Astoria Federal Savings and Loan Association located in the upstate New York counties of Otsego and Chenango.

         On June 25, 1999, the Company filed a Form 8-K dated May 20, 1999, related to the annual meeting of shareholders and the filing of the purchase and assumption agreement for the acquisition of the Astoria federal Savings and Loan offices.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CNB FINANCIAL CORP.
                                             Registrant


Date:  August 16, 1999                       By: /s/ Donald L. Brass
                                                 -------------------------
                                                 Donald L. Brass
                                                 President


Date:  August 16, 1999                       By: /s/ Peter J. Corso
                                                 -------------------------
                                                 Peter J. Corso
                                                 Executive Vice President