Form 10-K/A
period 1997-12-31
CNB FINANCIAL CORP /NY/
filed 1999-11-10
CIK 883756

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 111,841,812.

As of March 15, 1998, 3,835,959 shares of registrant's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part of 10-K into
           Documents                                          which incorporated
           ---------                                          ------------------

Portions of the Annual Report to Shareholders
for the year ended December 31, 1997                                I, II

Portions of Proxy Statement for Annual Meeting
of Shareholders held on May 21, 1998                                III

================================================================================

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 14 of Part IV of the undersigned Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") is hereby amended and restated to read in its entirety as follows:

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

         13                   1997 Annual Report to Shareholders (filed as
                              Exhibit 13 to the 1997 Form 10-K).

         16 Letter re: Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 on the previously filed Form 8-K dated August 25,
                              1997).

         21                   Subsidiaries of the Registrant (filed as
                              Exhibit 21 to the 1997 Form 10-K).

         23A                  Consent of KPMG Peat Marwick LLP (filed as
                              Exhibit 23A to the 1997 Form 10-K).

         23B Consent of Price Waterhouse LLP (filed as Exhibit 23B to the 1997 Form 10-K).

         27 Financial Data Schedule (submitted with electronic filing only)

         99 Report of PricewaterhouseCoopers LLP for each of the two years ended December 31, 1996 (filed herewith).


(b) During the three-month period ended December 31, 1997, the Registrant filed no current report on Form 8-K.

(c)      See 14(a)(3) above.

(d)      See 14(a)(2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNB FINANCIAL CORP.
                                 (Registrant)

                                 By: /s/ DONALD L. BRASS
                                     ---------------------------
                                     Donald L. Brass, President

                                 Dated:  November 9, 1999

                                  EXHIBIT INDEX
                                  -------------

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

      21                      Subsidiaries of the Registrant

      23A                     Consent of KPMG Peat Marwick LLP

      23B                     Consent of Price Waterhouse LLP

      27 Financial Data Schedule (submitted with electronic filing only)

      99 Report of PricewaterhouseCoopers LLP for each of the two years ended December 31, 1996 (filed herewith).