Form 10-K/A
period 1998-12-31
CNB FINANCIAL CORP /NY/
filed 1999-11-10
CIK 883756

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

                         Commission file number 33-45522

                               CNB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                        22-3203747
            --------                                      -------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                             Part of 10-K into
Documents                                                    which incorporated
---------                                                    ------------------

Portions of the Annual Report to Shareholders
for the year ended December 31, 1998                                I, II

Portions of Proxy Statement for Annual Meeting
of Shareholders held on May 20, 1999                                III

================================================================================

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 14 of Part IV of the undersigned Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") is hereby amended and restated to read in its entirety as follows:

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

      10.2 "Senior Executive Severance Agreements" (signed as of March 31, 1998) for Messrs. Brass and Corso as material agreements (filed as Exhibit 10.2 to the 1998 Form 10-K).

      11 Statements regarding computation of per share earnings (incorporated herein by reference to note 14 of the consolidated financial statements filed with the 1998 Form 10-K).

      13                      1998 Annual Report to Shareholders (filed as
                              Exhibit 13 to the 1998 Form 10-K).

      16 Letter re: Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 on the previously filed Form 8-K dated August 25,
                              1997).

      21 Subsidiaries of the Registrant (filed as Exhibit 21 to the 1998 Form 10-K).

      23A Consent of KPMG Peat Marwick LLP (filed as Exhibit 23A to the 1998 Form 10-K).

      23B Consent of Price Waterhouse LLP (filed as Exhibit 23B to the 1998 Form 10-K).

      27 Financial Data Schedule (submitted with electronic filing only as Exhibit 27 to the 1998 Form 10-K).

      99 Report of PricewaterhouseCoopers LLP for the year ended December 31, 1996 (filed herewith).

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

      10.2 "Senior Executive Severance Agreements" (signed as of March 31, 1998) for Messrs. Brass and Corso as material agreements (filed as Exhibit 10.2 to the 1998 Form 10-K).

      11 Statements regarding computation of per share earnings (incorporated herein by reference to note 14 of the consolidated financial statements).

      13                      1998 Annual Report to Shareholders (filed as
                              Exhibit 13 to the 1998 Form 10-K).

      16 Letter re: Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 on the previously filed Form 8-K dated August 25,
                              1997).

      21 Subsidiaries of the Registrant (filed as Exhibit 21 to the 1998 Form 10-K).

      23A Consent of KPMG Peat Marwick LLP (filed as Exhibit 23A to the 1998 Form 10-K).

      23B Consent of Price Waterhouse LLP (filed as Exhibit 23B to the 1998 Form 10-K).

      27 Financial Data Schedule (submitted with electronic filing only as Exhibit 27 to the 1998 Form 10-K).

      99 Report of PricewaterhouseCoopers LLP for the year ended December 31, 1996 (filed herewith).