Form 10-Q
period 1999-09-30
CNB FINANCIAL CORP /NY/
filed 1999-11-15
CIK 883756

Central National Bank, Canajoharie
Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly period ended September 30, 1999

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

Indicated by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X    No
               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of shares outstanding
           Class                                        on October 31, 1999
           -----                                        -------------------
Common Stock, $1.25 par value                               7,545,375


PART I.  FINANCIAL INFORMATION                                                                         Page
         Item 1. Consolidated Interim Financial Statements (unaudited)

                 1. Consolidated Balance Sheets                                                        3.

                 2. Consolidated Statements of Income                                                  4.

                 3. Consolidated Statements of Cash Flows                                              5.

                 4. Notes to Unaudited Consolidated Interim Financial Statements                    6. - 8.

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                     8. - 23.

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                        23. - 25.

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                    26.

         Item 2. Changes in Securities and Use of Proceeds                                            26.

         Item 3. Defaults Upon Senior Securities                                                      26.

         Item 4. Submission of Matters to a Vote of Security Holders                                  26.

         Item 5. Other Information                                                                    26.

         Item 6. Exhibits and Reports on Form 8-K                                                     26.

SIGNATURES                                                                                            27.

                          Part 1. Financial Information

Item 1. Consolidated Financial Statements

                      CNB Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                         September 30,            December 31,
                                                                                             1999                     1998
                                                                                         -------------            ------------
Assets                                                                                    (Unaudited)
Cash and due from banks                                                                    $  22,488                $  16,128
Federal funds sold                                                                            23,000                        -
                                                                                           ---------                ---------
  Total cash and cash equivalents                                                             45,488                   16,128

Securities available for sale, at fair value                                                 351,177                  186,651
Investment securities held to maturity, at amortized cost                                          -                  113,456
Net loans & leases receivable                                                                416,875                  372,569
Accrued interest receivable                                                                    6,407                    5,843
Premises and equipment, net                                                                   12,825                   10,075
Other real estate owned and repossessed assets                                                 1,063                    1,099
Goodwill                                                                                      19,742                        -
Other assets                                                                                   4,552                    5,267
                                                                                           ---------                ---------
      Total assets                                                                         $ 858,129                $ 711,088
                                                                                           =========                =========

Liabilities, Guaranteed Preferred Beneficial Interests in Corporation's
Junior Subordinated Debentures and Stockholders' Equity

Noninterest-bearing deposits                                                               $  66,471                $  66,339
Interest-bearing deposits                                                                    693,181                  561,803
                                                                                           ---------                ---------
      Total deposits                                                                         759,652                  628,142
                                                                                           ---------                ---------

Short-term borrowings:
    Securities sold under agreements to repurchase                                             8,410                   12,347
    Borrowings from the U.S. Treasury                                                            514                      304
                                                                                           ---------                ---------
      Total short-term borrowings                                                              8,924                   12,651
                                                                                           ---------                ---------

Long-term borrowings                                                                           6,195                    6,530
Other liabilities                                                                              8,782                    8,199
                                                                                           ---------                ---------
      Total liabilities                                                                      783,553                  655,522
                                                                                           ---------                ---------

Guaranteed preferred beneficial interests in Corporation's
  junior subordinated debentures                                                              18,000                        -

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
    (7,807,631 issued at September 30, 1999 and 7,796,396
    issued at December 31, 1998)                                                               9,761                    9,746
Additional paid-in capital                                                                     6,197                    6,144
Retained earnings                                                                             47,681                   44,729
Accumulated other comprehensive loss                                                          (2,501)                  (1,376)
Treasury stock, at cost (260,256 shares at September 30, 1999 and 224,578
    at December 31, 1998)                                                                     (4,562)                  (3,677)
                                                                                           ---------                ---------
      Total stockholders' equity                                                              56,576                   55,566
                                                                                           ---------                ---------
      Total liabilities, guaranteed preferred beneficial
      interests in Corporation's junior subordinated
      debentures and stockholders' equity                                                  $ 858,129                $ 711,088
                                                                                           =========                =========

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                     Three months ended               Nine months ended
                                                                September 30,   September 30,   September 30,    September 30,
                                                                    1999            1998            1999             1998
                                                                -----------------------------   ------------------------------
                                                                                         (Unaudited)
Interest and dividend income:
      Loans & leases, including fees                              $  8,722        $  8,314        $ 25,481         $ 24,489
      Securities:
                  Taxable                                            4,406           3,788          11,942           11,762
                  Nontaxable                                           800             904           2,637            2,632
      Federal funds sold and other                                     368              38             439              195
                                                                  --------        --------        --------         --------
                                                                    14,296          13,044          40,499           39,078
                                                                  --------        --------        --------         --------

Interest expense:
      Deposits                                                       6,259           6,201          18,314           18,408
      Short-term borrowings                                            491             218             948              694
      Long-term borrowings                                              88              94             265              289
                                                                  --------        --------        --------         --------
                                                                     6,838           6,513          19,527           19,391
                                                                  --------        --------        --------         --------

      Net interest income                                            7,458           6,531          20,972           19,687

Provision for loan losses                                              340             320           1,060              610
                                                                  --------        --------        --------         --------

       Net interest income after provision for loan losses           7,118           6,211          19,912           19,077
                                                                  --------        --------        --------         --------

Other income:
       Service charges on deposit accounts                             547             497           1,541            1,426
       Net gain (loss) on securities transactions                       32              82            (620)             318
       Other                                                           451             441           1,375            1,256
                                                                  --------        --------        --------         --------
                                                                     1,030           1,020           2,296            3,000
                                                                  --------        --------        --------         --------
Other expenses:
      Salaries and employee benefits                                 2,579           2,141           7,142            6,611
      Occupancy and equipment                                          567             468           1,596            1,514
      Data processing                                                  662             497           1,837            1,533
      Professional fees                                                134             288             621              902
      FDIC deposit insurance and related costs                          26              18              63               51
      Advertising and marketing                                        176              77             331              259
      Postage and courier                                              139             140             391              441
      Office supplies and stationary                                   218             194             541              441
      Other real estate owned and repossessed assets                   151             150             505              684
      Goodwill amortization                                            110               -             110                -
      Interest on junior subordinated debentures                       227               -             227                -
      Other                                                            864             763           2,284            2,309
                                                                  --------        --------        --------         --------
                                                                     5,853           4,736          15,648           14,745
                                                                  --------        --------        --------         --------

Income before income tax expense                                     2,295           2,495           6,560            7,332

Income tax expense                                                     637             643           1,756            1,904
                                                                  --------        --------        --------         --------
       Net income                                                 $  1,658        $  1,852        $  4,804         $  5,428
                                                                  ========        ========        ========         ========

Earnings per share:
              Basic                                               $   0.22        $   0.24        $   0.63         $   0.71
              Diluted                                             $   0.22        $   0.24        $   0.63         $   0.71

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                              Nine Months Ended,
                                                                                       September 30,       September 30,
                                                                                           1999                1998
                                                                                       -------------       -------------
                                                                                                  (Unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
    Net Income                                                                           $   4,804           $   5,428
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                        1,141               1,023
        Provision for loan losses                                                            1,060                 610
        Net loss (gain) on securities transactions                                             620                (318)
        Net loss on sales and writedowns of other real estate
         owned and repossessed assets                                                          118                 131
        Purchases of trading securities                                                    (24,257)            (18,255)
        Proceeds from sales of trading securities                                           24,304              19,504
        (Increase) in accrued interest receivable                                             (564)               (738)
        Net change in other assets and other liabilities                                     1,893               1,563
                                                                                         ---------           ---------
             Net cash provided by operating activities                                       9,119               8,948
                                                                                         ---------           ---------

Cash flows from investing activities:
    Purchases of securities:
        Available for sale                                                                (159,899)           (126,653)
        Held to maturity                                                                    (5,831)            (22,521)
    Proceeds from sales of securities:
        Available for sale                                                                  74,881              52,780
    Proceeds from maturities and calls of securities:
        Available for sale                                                                  30,975              47,551
        Held to maturity                                                                     6,417              18,213
    Net loans made to customers                                                            (46,548)            (26,386)
    Proceeds from sales of other real estate owned and
     repossessed assets                                                                      1,100               1,004
    Purchase of premises and equipment
     in branch transaction                                                                  (2,900)                  -
    Purchase of premises and equipment,
     exclusive of branch transaction                                                          (881)             (1,219)
                                                                                         ---------           ---------
            Net cash used in investing activities                                         (102,686)            (57,231)
                                                                                         ---------           ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits, exclusive of branch transaction                   (24,208)             79,707
    Deposits assumed in branch transaction, net
    of premium                                                                             135,866                   -
    Net decrease in short term borrowings                                                   (3,727)            (20,255)
    Payments on long-term borrowings                                                          (335)               (314)
    Proceeds from the issuance of guaranteed preferred beneficial
     interests in Corporation's junior subordinated debentures                              18,000                   -
    Dividends paid                                                                          (1,858)             (1,640)
    Proceeds from issuance of shares for options and Dividend Reinvestment Plan                446                 298
    Purchase of treasury stock                                                              (1,257)             (2,698)
                                                                                         ---------           ---------
            Net cash provided by financing activities                                      122,927              55,098
                                                                                         ---------           ---------

Net increase in cash and cash equivalents                                                   29,360               6,815
Cash and cash equivalents at beginning of period                                            16,128              19,498
                                                                                         ---------           ---------
Cash and cash equivalents at end of period                                               $  45,488           $  26,313
                                                                                         =========           =========

Additional disclosure relative to non-cash investing activities:
On May 1, 1999, the Company transferred its held-to-maturity investment security portfolio to the available for sale investment security portfolio. The amortized cost of held-to-maturity investment securities at the time of transfer amounted to $112,870.

See accompanying notes to unaudited consolidated interim financial statements.

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements
           (All dollar amounts in thousands other than per share data, except when otherwise noted)

1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. Operating results for the nine-month and three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

     The following table provides the calculation of basic and diluted EPS for the three and nine months ended September 30:

                                                    Three Months Ended 9/30/99           Three Months Ended 9/30/98
                                                             Weighted    Per                      Weighted    Per
                                                      Net    Average    Share              Net    Average    Share
                                                    Income    Shares    Amount           Income   Shares     Amount
     --------------------------------------------------------------------------------------------------------------
     Basic EPS:
         Net income available to
           common stockholders                      $1,658     7,564    $0.22            $1,852    7,605     $0.24
     Effect of dilutive securities:
         Stock options                                            34                                  49
                                                    ---------------------------------------------------------------
     Diluted EPS                                    $1,658     7,598    $0.22            $1,852    7,654      $0.24
                                                    ===============================================================
                                                    Three Months Ended 9/30/99           Three Months Ended 9/30/98
                                                             Weighted    Per                      Weighted    Per
                                                      Net    Average    Share              Net    Average    Share
                                                    Income    Shares    Amount           Income   Shares     Amount
     --------------------------------------------------------------------------------------------------------------
     Basic EPS:
         Net income available to
           common stockholders                      $4,804     7,579    $0.63            $5,428    7,644      $0.71
     Effect of dilutive securities:
         Stock options                                            39                                  44
                                                    ---------------------------------------------------------------
     Diluted EPS                                    $4,804     7,618    $0.63            $5,428    7,688      $0.71
                                                    ===============================================================

3. Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. The accumulated other comprehensive loss is included in stockholders' equity, represents the after-tax net unrealized loss on securities available for sale.

     Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $3,679 and $5,500 and total comprehensive (loss) income for the three months ended September 30, 1999 and 1998 was $(733) and $2,107, respectively.

4.   Recent Accounting Pronouncements:

     FASB Statement 133

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended, the Statement is effective for fiscal years beginning after June 15, 2000. Management will be reviewing the Statement to determine what impact, if any, this Statement will have on the Company's consolidated financial statements.

5.   Acquisition of Five Astoria Federal Branches and New Branches

     On August 27, 1999, the Company completed the acquisition of 5 branches located in the Upstate New York Counties of Otsego (3 branches located in Oneonta, NY and 1 branch located in Cooperstown, NY) and Chenango (1 branch located in Norwich, NY) from Astoria Federal Savings and Loan Association ("Astoria"), a subsidiary of Astoria Financial Corporation. The Company purchased from Astoria approximately $2,900 in branch related assets, including the personal property of the branches and Astoria's real property interest in the branches. The Company assumed from Astoria, all customer related deposits maintained at the branches totaling approximately $156,500 (including accrued interest payable), and certain other liabilities relating to the branches. The Company paid to Astoria a pre-tax premium of 12.1%, or after-tax premium of 7.3% on the deposits transferred and received a net cash payment of approximately $133,900. In addition, the Company opened two branches (Clifton Park and Whitesboro, New York) in the third quarter of 1999.

5. Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

     In the third quarter of 1999, the Company established CNBF Capital Trust I (the "Trust"), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities"). On August 4, 1999, the Trust issued $18,000 in capital securities at 3-Month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-Month LIBOR plus 275 basis points. The Company used the net proceeds from the sale of capital securities for general corporate purposes and to provide equity to the Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Company's primary source of funds to pay interest on the debentures owed to the Trust, are current dividends from the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the Bank to pay dividends. The capital securities are not classified as debt for financial statement purposes and the expense associated with the capital securities is recorded as non-interest expense on the consolidated statements of income.

     Item 2: Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
           (All dollar amounts in thousands other than per share data, except when otherwise noted)

General
-------

CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (Bank) which became the wholly owned subsidiary of the Company. The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty seven branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Otsego, Schoharie, Saratoga and Schenectady. In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in mortgage loans, consumer loans, commercial and agricultural loans, and government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily deposits and borrowings. Net income is also affected by other operating income, such as fees on deposit related services, loan servicing income, and fiduciary activities; other operating expenses, such as salaries and benefits, occupancy expenses, and data processing expense; provision for loan losses; and federal and state income taxes.

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

Forward Looking Statements
--------------------------

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

h. Risks related to the acquisition of 5 branches from Astoria Federal Savings and Loan Association, including the ability to retain deposits, generate revenues from the new locations, manage costs, implement integration plans; and

i. Ability of the Bank to implement successfully its strategy to increase the level of loans on its balance sheet at acceptable levels of risk.

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

Results of Operations
---------------------
           (All dollar amounts in thousands other than per share data, except when otherwise noted)

Net income for the third quarter of 1999 amounted to $1,658, compared to the $1,852 reported for the third quarter of 1998 while net income for the nine months ended September 30, 1999 amounted to $4,804, compared to the $5,428 reported for the nine months ended September 30, 1998. Return on average assets and return on average equity was 0.86% and 12.05% for the quarter ended September 30, 1999 and 0.87% and 11.25% for the nine months ended September 30, 1999. Diluted earnings per share amounted to $.22 for the quarter ended September 30, 1999 compared to diluted earnings per share of $.24 for the quarter ended September 30, 1998 and diluted earnings per share for the nine months ended September 30, 1999 amounted to $.63 compared to diluted earnings per share of $.71 for the nine months ended September 30, 1998. The decrease in net income for the first nine months of 1999 when compared to the same period in 1998 was due primarily to a write-down of $1,187 (pre-tax) on a corporate bond held in the Company's available for sale portfolio in the second quarter of 1999. The write-down was caused by an other-than-temporary impairment of the bond and was recognized in net (loss) gain on securities transactions and resulted in an after-tax non-cash charge of $879. The Company considers this a non-recurring item and has summarized its operating results excluding the write-down in the subsequent paragraphs.

Excluding the write-down of the corporate bond, the Company recognized net income of $5,683 or $0.75 diluted earnings per share for the nine months ended September 30, 1999, compared to $5,428 or $0.71 diluted earnings per share for the nine months ended September 30, 1998. The Company's return on average assets, excluding the write-down, was 1.02% for the nine months ended September 30, 1999; down 5 basis points from the 1.07% for the nine months ended September 30, 1998. The Company's return on average equity was 13.29% for the nine months ended September 30, 1999, up 22 basis points from 13.07% for the nine months ended September 30, 1998.

Net interest income for the nine months ended September 30, 1999 increased $1,285 (6.5%) over the same period in 1998, from $19,687 to $20,972. Net interest income for the three months ended September 30, 1999 increased $927 (14.2%) over the three months ended September 30, 1998, from $6,531 to $7,458. The increase in net interest income is due primarily to the growth in average earning assets during the year, which is a result of the execution of the Company's expansion initiative. The Company acquired five branches and opened two additional branches during the third quarter of 1999. This expansion resulted in a $108,997 (16.8%) increase in average earning assets for the three months ended September 30, 1999 when compared to the same period in 1998, from $648,078 to $757,075. Average earning assets for the nine months ended September 30, 1999 were $716,123 compared to $644,495 for the nine months ended September 30, 1998, a $71,628 (11.1%) increase.

The provision for loan losses for the nine months ended September 30, 1999 was $1,060, which is a $450 increase over the provision for loan losses for the same period in 1998 which totaled $610. The provision for loan losses for the three months ended September 30, 1999 was $340, which is a $20 increase over the same three-month period ended for 1998. The increase in the provision for the nine months ended September 30, 1999 when compared to the same period in 1998 resulted primarily from increases in non-performing loans and charge-offs, primarily occurring in the Company's manufactured housing and credit card loan portfolios. The Company is exploring ways to mitigate the losses from these portfolios and has reduced the level of originations of such loans. In light of the Company's growth plans and other factors, the Company expects continued provisions for loan losses during 1999 at rates higher than those experienced during 1998.

Total other income for the third quarter of 1999 was $1,030, an increase of $10 when compared to the same quarter in 1998. Excluding net gains on securities transactions, total other income was $998 for the third quarter of 1999, up $60 (6.4%) from the $938 recognized in the third quarter of 1998. The increase in other income was due primarily to increases from service charges on deposit accounts, which resulted from the branch acquisition/expansion in the third quarter of 1999. Total other income for the nine months ended September 30, 1999 was $2,296, a decrease of $704 when compared to the same period in 1998, which was due primarily to the write-down of a corporate bond of $1,187. Excluding the write-down, total other income for the nine months ended September 30, 1999 amounted to $3,483, a $483 (16.1%) increase over the nine months ended September 30, 1998 total of $3,000. The increase in other income resulted primarily from an increase in net gains on securities transactions of $249, service charges on deposit accounts of $115 that resulted from ATM convenience fees and an increase in the number of transaction accounts that resulted from the branch acquisition/expansion, and fiduciary income of $68.

Total other expenses for the third quarter of 1999 amounted to $5,853, a $1,117 (23.6%) increase from the $4,736 reported for the third quarter of 1998. Several factors contributed to this increase. Salaries and employee benefits increased $438 from $2,141 for the third quarter of 1998 to $2,579 for the third quarter of 1999. The increase in salaries and benefits can be attributed to an increase in full time equivalent employees (FTE) which increased from 269 at September 30, 1998 to 343 at September 30, 1999. The increase in FTE can be attributed primarily to the branch acquisition/expansion that occurred in the third quarter of 1999. The branch acquisition/expansion also resulted in increases in other expenses categories related to occupancy and equipment, advertising and marketing, office supplies and stationary, goodwill amortization, and interest on junior subordinated debentures.

Occupancy and equipment increased $99 as the Company had seven additional branches operating at the end of the third quarter of 1999 when compared to the end of the third quarter of 1998. Advertising and marketing increased $99 and office supplies and stationary increased $24 in the third quarter of 1999 when compared to the same period in 1998 as a result of start-up costs associated with acquiring and opening branches. Goodwill amortization, which amounted to $110 (approximately one-third of the anticipated quarterly expense) and interest on junior subordinated debentures amounting to $227 (approximately two-thirds of anticipated quarterly expense at the current interest rate) were incurred with the purchase of branches in the third quarter of 1999 and will be recurring expenses. The goodwill recorded in conjunction with the Astoria transaction will be amortized over 15 years on a straight-line basis. Data processing increased $165 due primarily to the conversion of the Company's core data processing system in the fourth quarter of 1998 and the installation of a check imaging system (third quarter 1998) which have increased data processing costs. Other expense increased $101 in the third quarter of 1999 when compared to the third quarter of 1998, due primarily to increases in telephone and fax expenses (related to branch acquisition/expansion), correspondent bank fees and insurance expenses (related to surety and auto leasing). Professional fees decreased $154 in the third quarter of 1999 when compared to the third quarter of 1998, due primarily to consulting costs incurred in assisting management with various strategic and operational issues in 1998.

Total other expenses for the nine months ended September 30, 1999 amounted to $15,648, an increase of $903 when compared to total other expenses of $14,745 for the same period in 1998. Several factors contributed to this increase. The branch acquisition/expansion that occurred in the third quarter was the primary reason for the increase in other expenses. As noted in the preceding paragraphs, salaries and employee benefits, occupancy and equipment, advertising and marketing, office supplies and stationary, goodwill amortization, and interest on junior subordinated debentures increased due to the branch acquisition/expansion that occurred in the third quarter of 1999. The total increases in the third quarter of 1999 for the above mentioned expenses amounted to $997 compared to a total increase of $1,122 for the nine months ended September 30, 1999 for the same expenses. Data processing increased $304 for the nine months ended September 30, 1999 when compared to the same period in 1998, due primarily to the conversion of the Company's core data processing system in the fourth quarter of 1998 and the installation of a check imaging system (third quarter
1998) which have increased data processing costs. Professional fees decreased $281 for the nine months ended September 30, 1999 when compared to the same period in 1998, due primarily to consulting costs incurred with assisting management with various strategic and operational issues in 1998. Other real estate owned and repossessed assets decreased $179, due mainly to decreases in losses on the sale of other real estate owned and repossessed assets.

Income tax expense was $637 for the third quarter of 1999 down $6 from the $643 recognized in the third quarter of 1998. The effective tax rate for the third quarter of 1999 and 1998 was 27.8% and 25.8%, respectively. The increase in the effective tax rate for the third quarter of 1999 was due primarily to a change in New York State tax law, which resulted in a write-down of the New York State net deferred tax asset. Income tax expense was $1,756 for the nine months ended September 30, 1999 down $148 from the $1,904 recognized for the same period in 1998. The effective tax rate for the nine months ended September 30, 1999 and 1998 was 26.7% and 26.0%, respectively.

Net Interest Income
(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

The Company's net interest margin for the third quarter of 1999 was 4.09% compared to 4.21% for the third quarter of 1998, a 12 basis point decrease. The decrease in net interest margin was due primarily to a greater decrease in the yield on earning assets when compared to the decrease in the rate paid on interest-bearing liabilities. The yield on earning assets for the third quarter of 1999 was 7.70% compared to 8.23% for the third quarter of 1998, a 53 basis point decrease. The rate paid on interest-bearing liabilities was 4.23% for the third quarter of 1999 compared to 4.65% for the third quarter of 1998, a 42 basis point decrease. Offsetting the impact of the yield and rate decreases noted above in the third quarter of 1999 was the fact that the increase in earning assets exceeded the increase in interest-bearing liabilities. Earning assets increased from $648,077 for the third quarter of 1998 to $757,075 in the third quarter of 1999, a $108,998 increase, while, interest-bearing liabilities increased from $559,986 to $646,921 for the same period, a $86,935 increase. To mitigate the impact of the decrease in the Company's net interest margin and interest rate spread, the Company has focused its efforts on growing earning assets.

The Company's net interest margin for the nine months ended September 30, 1999 was 4.07% compared to 4.25% for the same period in 1998, an 18 basis point decrease. The interest rate spread decreased 17 basis points, from 3.64% in 1998 to 3.47% in 1999. The decrease in net interest margin and interest rate spread was due primarily to a greater decrease in the yield on earning assets when compared to the decrease in the rate paid on interest-bearing liabilities. The yield on earning assets for the nine months ended September 30, 1999 was 7.70% compared to 8.26% for the same period in 1998, a 56 basis point decrease. The rate paid on interest-bearing liabilities was 4.23% for the nine months ended September 30, 1999 compared to 4.62% for the same period in 1998, a 39 basis point decrease. Offsetting the impact of the yield and rate decreases noted above for the nine months ended September 30, 1999 was the fact that the increase in earning assets exceeded the increase in interest-bearing liabilities. Earning assets increased from $644,495 for the nine months ended September 30, 1998 to $716,123 in the same period of 1999, a $71,628 (11.1%) increase, while, interest-bearing liabilities increased from $559,721 to $615,003 for the same period, a $55,282 increase.

For the nine months ended September 30, 1999, the yield on earning assets was 7.70%, which is a 56 basis point decrease when compared to the yield of 8.26% for the nine months ended September 30, 1998. The yield on loans and leases decreased from 9.12% to 8.58% for the nine months ended September 30, 1998 to September 30, 1999. Despite a 51 basis point decrease in the yield, interest income on loans and leases on a tax equivalent basis increased from $24,532 for the nine months ended September 30, 1998 to $25,517 for the nine months ended September 30, 1999. The increase in interest income on loans and leases can be attributed to a $38,115 (10.6%) increase in the average balance of loans and leases. The most significant increases in the average balance of loans and leases was in leases receivable, which increased $21,876, from an average of $25,374 for the nine months ended September 30, 1998 to $47,250 for the nine months ended September 30, 1999. The average balance for real estate (residential, commercial, and agricultural) and commercial loans increased $21,572 from the 1998 to 1999 period. Partially offsetting the increases was a decrease in the average balance of consumer and manufactured housing loans of $5,570 from the 1998 to 1999 period.

The decrease in the yield on loans and leases can be attributed to several factors. Higher yielding loans related to residential real estate, commercial real estate and commercial loans have been paid off or have been re-financed and have been replaced with new loans and leases, which yield much lower rates. Additionally, consistent with the Company's strategy to de-emphasize lending in consumer loans and manufactured housing loans, the loan portfolio has experienced a decline in yield as these products typically have much higher rates compared to lease receivables, a product which has experienced significant growth. To mitigate the decrease in yield, the Company will continue to focus on growth related to lease receivables, residential real estate, and commercial real estate/commercial loans.

The yield on taxable securities decreased from 7.11% for the nine months ended September 30, 1998 to 6.53% for the nine months ended September 30, 1999. The decrease in yield on taxable securities can be attributed to accelerated pay-downs on mortgage-backed securities and collaterlized mortgage obligations
(CMOs) that resulted from a substantial decrease in long-term mortgage rates which led to a higher than normal re-finance period that occurred at the end of the fiscal year 1998 and into the beginning of fiscal year 1999. As these mortgage-backed securities and CMOs paid down, the amortization of associated premiums was accelerated, and the securities were replaced with securities with lower yields. The Company anticipates that for the remainder of the year, the yield on these securities should increase as long-term mortgage rates continue to increase. This is likely to result in reductions in re-financing which will reduce pre-payments and amortization on mortgage-backed securities/CMOs, and the opportunity to replace securities at similar or higher rates. The average balance of mortgage-backed securities and CMOs for the nine months ended September 30, 1999 amounted to $140,580, which represents 58% of the average balance of taxable securities.

The rate paid on interest-bearing deposits decreased 40 basis points, from 4.59% for the nine months ended September 30, 1998 to 4.19% for the nine months ended September 30, 1999. The decrease in the rate paid on deposits resulted in a $94 decrease in interest expense, despite a $48,071 increase in the average balance of interest-bearing deposits. Several factors contributed to the decrease in interest expense. The rate paid on time deposits, the costliest source of funds for the Company, decreased 50 basis points from 5.80% for the nine months ended September 30, 1998 to 5.30% for the same period in 1999. The decrease in yield on time deposits can be attributed to run-off of a high yielding 18 month promotional certificate of deposit product which yielded 5.92% and the acquisition of time deposits from the Astoria branches acquired in the third quarter of 1999 which had an average yield of 5.23%.

The Company shifted its deposit mix to lower cost of fund deposit types during 1999. The average balance for N.O.W. and savings type deposits increased $22,100 for the nine months ended September 30, 1999 when compared to the same period in 1998. Meanwhile, the rates paid on these deposit type accounts remained stable. The average balance of money market accounts increased $8,262 for the same period while the rate paid on money market accounts decreased 64 basis points. The decrease in rate on money market accounts can be attributed to a substantial number of money market accounts that are tied to the federal funds rate, which was much lower for the nine months ended September 30, 1999 when compared to the same period in 1998.

Average Balances/Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
---------------------------------------------------------------------------
The following table sets forth average balance and interest rate information. The average balances used for these tables and other statistical disclosures were calculated using daily averages. Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate. Non-accruing loans have been included in loans with interest earned recognized on a cash basis only. Securities include securities available for sale, investment securities held to maturity, and trading securities, if any, all at average amortized cost.

3 months ended September 30,                                 1999                                         1998
(Dollars in thousands)                       Average                    Yield/             Average                   Yield/
                                             Balance       Interest      Rate              Balance      Interest      Rate
Interest-earning assets:                    ------------------------------------------------------------------------------
Loans                                       $412,722       $  8,738     8.47%             $367,429      $  8,328     9.07%
Taxable Securities                           256,241          4,406     6.88%              214,224         3,788     7.07%
Tax-exempt Securities                         58,377          1,058     7.25%               64,006         1,181     7.38%
Federal Funds Sold                            29,735            368     4.95%                2,418            38     6.29%
                                            --------       --------     ----              --------      --------     ----
Total interest-earning assets                757,075         14,570     7.70%              648,077        13,335     8.23%
                                            ========       --------     ----              ========      --------     ----

Interest-bearing liabilities:
Deposits
--------
NOW                                           83,072            393     1.89%               70,172           317     1.81%
Savings                                      120,493            859     2.85%              103,047           728     2.83%
Money Market                                  55,994            521     3.72%               49,778           545     4.38%
Time Deposits                                343,869          4,486     5.22%              314,854         4,611     5.86%
                                            --------       --------     ----              --------      --------     ----
Total Interest Bearing Deposits              603,428          6,259     4.15%              537,851         6,201     4.61%
                                            --------       --------     ----              --------      --------     ----

Short-term Borrowings                         37,256            491     5.27%               15,486           218     5.63%
Long-term Borrowings                           6,237             88     5.64%                6,649            94     5.65%
                                            --------       --------     ----              --------      --------     ----

Total Interest-bearing
liabilities                                 $646,921          6,838     4.23%             $559,986         6,513     4.65%
                                            ========       --------     ----              ========      --------     ----


Interest Rate Spread                                       $  7,732     3.47%                           $  6,822     3.58%
                                                           ========                                     ========

Net Interest Margin                                                     4.09%                                        4.21%
--------------------------------------------------------------------------------------------------------------------------
9 months ended September 30,                                 1999                                         1998
(Dollars in thousands)                       Average                    Yield/             Average                   Yield/
                                             Balance       Interest      Rate              Balance      Interest      Rate
Interest-earning assets:                    ------------------------------------------------------------------------------
Loans                                       $396,632       $ 25,517     8.58%             $358,517      $ 24,532     9.12%
Taxable Securities                           243,901         11,942     6.53%              220,535        11,762     7.11%
Tax-exempt Securities                         63,845          3,476     7.26%               61,021         3,450     7.54%
Federal Funds Sold                            11,745            439     4.98%                4,422           195     5.88%
                                            --------       --------     ----              --------      --------     ----
Total interest-earning assets                716,123         41,374     7.70%              644,495        39,939     8.26%
                                            ========       --------     ----              ========      --------     ----

Interest-bearing liabilities:
Deposits
--------
NOW                                           78,806          1,095     1.85%               67,104           902     1.79%
Savings                                      111,190          2,328     2.79%              100,792         2,119     2.80%
Money Market                                  59,978          1,649     3.67%               51,716         1,670     4.31%
Time Deposits                                333,160         13,242     5.30%              315,451        13,717     5.80%
                                            --------       --------     ----              --------      --------     ----
Total Interest Bearing Deposits              583,134         18,314     4.19%              535,063        18,408     4.59%
                                            --------       --------     ----              --------      --------     ----

Short-term Borrowings                         25,507            948     4.96%               17,883           694     5.17%
Long-term Borrowings                           6,362            265     5.55%                6,775           289     5.69%
                                            --------       --------     ----              --------      --------     ----

Total Interest-bearing
liabilities                                 $615,003         19,527     4.23%             $559,721        19,391     4.62%
                                            ========       --------     ----              ========      --------     ----

Interest Rate Spread                                       $21,847      3.47%                           $ 20,548     3.64%
                                                           =======                                      ========

Net Interest Margin                                                     4.07%                                        4.25%

Financial Condition and Liquidity

The Company's total assets at September 30, 1999 were $858,129, an increase of $147,041 from December 31, 1998. The increase includes an increase of $29,360 in cash and cash equivalents, $51,070 in securities, $44,306 in net loans receivable, $19,742 in goodwill, and $2,750 in premises and equipment. The increase in total assets was due primarily to the acquisition of five bank branches and related deposit liabilities from Astoria Federal Savings and Loan Association ("Astoria") in the third quarter of 1999. The Company acquired from Astoria approximately $2,900 in branch-related personal and real property and $155,700 in deposit liabilities. The Company paid a pre-tax premium of 12.1%, or after-tax premium of 7.3% on the deposit liabilities assumed, which is the primary component of the initial goodwill recorded of $19,852, and received a net cash payment totaling approximately $133,900.

Securities
The carrying value of securities available for sale at September 30, 1999 amounted to $351,177, which is a $164,526 increase from the carrying amount at December 31, 1998. The primary reason for the increase in securities available for sale is a result of the transfer of the held-to-maturity portfolio to the securities available for sale portfolio on May 1, 1999. On May 1, 1999, the held-to-maturity portfolio had a an amortized cost of $112,870; the amount transferred to the available for sale portfolio was $117,747, which represented the approximate fair value of the held-to-maturity portfolio on May 1, 1999. The transfer is a result of the Astoria acquisition, which will impact the Company's asset/liability and tax planning strategies. The unrealized gain on the held-to-maturity portfolio that was transferred to the available for sale portfolio increased stockholders' equity by $3,413 on May 1, 1999. The additional increase in securities available for sale is the result of the branch acquisition from Astoria. The Company invested a portion of the funds received from the branch acquisition in securities available for sale in the third quarter of 1999.

The net unrealized loss on securities available for sale increased from $1,853 at December 31, 1998 to $3,573 at September 30, 1999. The increase in net unrealized losses resulted primarily from the increase in long-term interest rates experienced in the third quarter of 1999.

The composition of the securities available for sale portfolio at September 30, 1999 was as follows:

         Collateralized mortgage obligations        $125,169     35.6%
         Nontaxable municipal bonds                   57,504     16.4%
         Corporate bonds                              63,748     18.2%
         U.S. government agency securities            51,171     14.6%
         Mortgaged backed securities                  38,850     11.1%
         U.S. treasury securities                      6,005      1.7%
         Taxable municipal bonds                       3,078      0.9%
         Equity securities                             5,652      1.5%
                                                    --------    -----
                                                    $351,177    100.0%
                                                    ========    =====

The average life of debt securities available for sale at September 30, 1999 was
6.7 years.

Loans
Net loans receivable increased $44,306 from $372,569 at December 31, 1998 to $416,875 at September 30, 1999. The following schedule details the Company's loan portfolio:

                                     September 30,       December 31,
                                         1999                1998
                                     -------------       ------------
Loans secured by real estate:
Residential                            $  71,734           $  62,675
Commercial                                69,688              56,466
Agricultural                              16,176              17,193
Construction                               2,304               3,643
Home equity                               24,632              24,893
                                       ---------           ---------
                                         184,534             164,870
                                       ---------           ---------
Other loans:
Commercial                                39,591              33,238
Agricultural                              16,808              18,399
Manufactured housing                      57,181              60,975
Lease receivables                         67,181              43,486
Tax exempt                                 4,530               2,989
Consumer                                  60,731              59,573
                                       ---------           ---------
                                         246,022             218,660
                                       ---------           ---------

Net deferred loan fees/costs
and unearned discount                     (5,173)             (2,577)

Allowance for loan losses                 (8,508)             (8,384)
                                       ---------           ---------

Net loans receivable                   $ 416,875           $ 372,569
                                       =========           =========

The most significant area of growth in the Company's loan portfolio continues to be in lease receivables. Lease receivables increased $23,695, from $43,486 at December 31, 1998 to $67,181 at September 30, 1999. The Company has expanded its leasing market area in 1999, which has led to the increase. Loans secured by real estate increased $19,664, from $164,870 at December 31, 1998 to $184,534 at September 30, 1999. Commercial and residential real estate increased $13,222 and $9,059, respectively. The expansion of the Company's market area is the primary reason for the increase in commercial and residential real estate. Commercial loans increased $6,353 and manufactured housing decreased $3,794 during 1999. The Company will continue to focus its efforts in growth related to the lease receivable, residential real estate, and commercial real estate/commercial loan portfolios. The Company's manufactured housing portfolio should continue to decline as the Company is de-emphasizing its efforts in originating this loan type, as manufactured housing loans have been the primary reason for the increase in charge-offs in 1999.

Deposits
Total deposits increased $131,150, from $628,142 at December 31, 1998 to $759,652 at September 30, 1999. The following schedule details the Company's deposit liabilities:

                                     September 30,     December 31,
                                         1999              1998
                                     -------------     ------------
Non-interest bearing deposits          $ 66,471          $ 66,339
NOW accounts                             94,491            76,896
Savings accounts                        133,990           102,446
Money market accounts                    68,646            52,618
Time deposits                           396,054           329,843
                                       --------          --------

Total deposits                         $759,652          $628,142
                                       ========          ========

The increase in deposits can be attributed to the Astoria branch acquisition in the third quarter of 1999. The Company acquired $155,718 of deposit liabilities from Astoria that were associated with branch acquisition with a weighted-average cost of 4.30%. The breakdown of deposits liabilities acquired in the third quarter from Astoria were $2,525 in non-interest bearing deposits, $24,530 in NOW and money market accounts, $25,155 in savings accounts, and $103,508 in time deposits.

Borrowings
Short-term borrowings include repurchase agreements, which amounted to $8,410 at September 30, 1999. The average balance of short-term borrowings for nine months ended September 30, 1999 was 25,507. Included in the average balance for short-term borrowings were two sixty-day advances from the FHLB amounting to $52,700 which matured in the third quarter of 1999. Proceeds from the deposits assumed in the branch acquisition were utilized to pay-off the advances.

Non-performing Assets
Non-performing assets are summarized in the following table:

                                                September 30,     December 31,
                                                     1999             1998
                                                -------------     ------------
Nonaccrual loans                                    $4,098           $3,996
Accruing loans past due 90 days                      1,039            1,279
                                                    ------           ------
Total non-performing loans                           5,137            5,275
Other real estate owned and
repossessed assets                                   1,063            1,099
                                                    ------           ------
Total non-performing assets (loan related)           6,200            6,374

Impaired corporate debt security                     1,740                -
                                                    ------           ------
Total non-performing assets                         $7,940           $6,374
                                                    ======           ======

Non-performing loans as a % of total loans            1.21%            1.38%
Non-performing assets as a %
of total assets (loan related)                        0.72%            0.90%
Allowance for loan losses to
nonperforming loans                                 165.62%          158.94%

Non-accrual loans at September 30, 1999 were comprised of $2,118 of commercial/commercial real estate, $768 of agricultural loans, $897 of residential real estate, and $314 of manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans and residential real estate at September 30, 1999.

The remaining carrying value of the impaired corporate debt security, which is not accruing interest and is considered to be non-performing is $1,740. This bond, which is not actively traded, is monitored closely by management and at this time, management does not believe any additional write-down is required. However, if adverse conditions resulting in the initial write-down continue or worsen, an additional write-down may be necessary.

Gross charge-offs for the nine months ended September 30, 1999 amounted to $1,226. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $601 and credit card loans amounting to $162. Recoveries for the nine months ended September 30, 1999 amounted to $290. Provisions for loan losses amounted to $1,060 for the nine months ended September 30, 1999. The allowance for loan losses increased $124, from $8,384 at December 31, 1998 to $8,508 at September 30, 1999. The allowance for loan losses is maintained at a level deemed appropriate by management based on an evaluation of the known and inherent risks in the portfolio, past loan loss experience, estimated value of underlying collateral, and economic conditions that may affect borrowers' ability to pay.

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

The Company and its subsidiary are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of minority interest in consolidated subsidiaries

(subordinated debt), less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 4%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of September 30, 1999, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary were as follows:

Summary of Capital Ratios

                                                        Tier 1        Total
                                                      Risk-Based  Risk-Based
                                          Leverage      Capital     Capital
                                            Ratio        Ratio        Ratio
                                          ----------------------------------
CNB Financial Corp.                          7.42         9.95        11.08
Central National Bank.                       6.91         9.23        10.48
Regulatory Minimum                           4.00         4.00         8.00
FDICIA's "Well-Capitalized" Standard         5.00         6.00        10.00

All capital ratios for the Company and its subsidiary bank at September 30, 1999 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

Total stockholders' equity amounted to $56,576 at September 30, 1999, which is a $1,010 increase over the $55,566 at December 31, 1998. The increase resulted primarily from earnings retention of $2,952, offset by a increase in accumulated other comprehensive (loss) of $1,125 and net treasury stock purchases of $885. The Company paid dividends totaling $0.25 per share for the nine months ended September 30, 1999.

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

The total budget for Year 2000 testing was set at $40,000. For the nine months ended September 30, 1999, the Company has expended $29,000 on Year 2000 testing. These figures do not account for personnel time involved with the installation and testing of these systems. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating sources and expense them as incurred.

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

The Company could face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the Year 2000. Critical providers include the Company's core data processing service providers, and the Company's provider of lease financing data processing. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate these third party vendors is limited to some extent by the willingness of vendors to supply information and the ability of vendors to verify the Y2K preparedness of their own systems or their sub-providers. However, the Company participates in user groups, receives assessments of Y2K preparedness of vendors periodically from federal banking agencies, and the Company's Plan includes third-party vendor system interface testing, accordingly the Company does not currently anticipate that any of its significant third party vendors will fail to provide continuing service due to the Year 2000 problem.

The Company, like similarly situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 problem. For example, the failure of certain utility providers (gas, electric, tele-communications) or governmental agencies (the Federal Reserve System, the Federal Home Loan Bank) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's financial condition, liquidity and results of operations. In management's estimate, such a system-wide or area-wide failure represents significant risk to the Company in connection with the Year 2000 problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systematic and geographic magnitude. Any such disruption would likely impact businesses other than the Company. In order to reduce the risks enumerated above, the Company's Year 2000 Committee has developed contingency and business resumption plans in accordance with guidance issued by the federal bank regulators. The Committee has evaluated options, selected a contingency strategy, and assigned responsibilities for such contingency plans. The validation of such contingency plans was completed during the third quarter of 1999. Certain catastrophic events (such as the loss of utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service, and in full cooperation with peer providers, community leaders and service organizations.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expensed paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of September 30, 1999, under this analysis, a 200 basis point increase in interest rates resulted in no change in net interest income and a 200 basis point decrease in interest rates resulted in 3.1% decrease in net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive, or its earning assets re-price more quickly than its interest-bearing liabilities. As a result, falling interest rates could result in a decrease in net income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The interest rate risk analyses results were different than previous quarters due primarily to the Astoria branch acquisition. The funds received from the acquisition were primarily invested in investments with short-terms or with short-term re-pricing frequencies. Additionally, the concentration in CMOs, which are sensitive to rate changes, will likely result in accelerated pay-downs in a falling rate environment. This change in the Company's balance sheet resulted in a change in the Company's maturity/re-pricing gap, which resulted in the asset sensitivity. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Management continuously evaluates various alternatives to address interest rate risk.

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

Item 5 - Other Information

         None

Item 6 - Exhibits and reports on Form 8-K

         (A) Exhibits
         Exhibit 27 - Financial Data Schedule (electronic filing only)

         (B) Current Reports filed on Form 8-K
         On August 4, 1999, the Company filed a Form 8-K dated August 2, 1999 related to the announcement of revised operating results for the three and six month periods ended June 30, 1999.

         On September 10, 1999, the Company filed a Form 8-K dated August 27, 1999, related to the acquisition of 5 bank branches located in Central New York State from Astoria Federal Savings and Loan Association.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CNB FINANCIAL CORP.
                                             Registrant


Date: NOVEMBER 15, 1999                      By: /s/ DONALD L. BRASS
      -----------------                          -------------------------------
                                                 Donald L. Brass
                                                 President


Date: NOVEMBER 15,1999                       By: /s/ PETER J. CORSO
      -----------------                          -------------------------------
                                                 Peter J. Corso
                                                 Executive Vice President