Form 10-K405
period 1999-12-31
CNB FINANCIAL CORP /NY/
filed 2000-03-24
CIK 883756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-4552

                              CNB FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                      22-3203747
            (STATE INCORPORATION)                              (IRS EMPLOYER
                                                           IDENTIFICATION NUMBER)

                 24 CHURCH STREET, CANAJOHARIE, NEW YORK 13317
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (518) 673-3243

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, PAR VALUE $1.25
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $96,059,189

     As of March 15, 2000, 7,534,054 shares of registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                         PART OF 10-K INTO WHICH INCORPORATED
                  ---------                         ------------------------------------
Portions of the Consolidated Financial
  Statements for the year ended December 31,
  1999                                                             I, II
Portions of Proxy Statement for Annual Meeting
  of Shareholders to be held on May 4, 2000                         III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1999
                              CNB FINANCIAL CORP.

                                                                          PAGE
PART I                                                                    ----
Item 1.   Business....................................................      2
Item 2.   Properties..................................................      7
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........      9

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder
          Matters.....................................................      9
Item 6.   Selected Financial Data.....................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................     11
Item 7A   Quantitative and Qualitative Disclosures About Market            30
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................     30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................     30

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     30
Item 11.  Executive Compensation......................................     30
Item 12.  Security Ownership of Certain Beneficial Owners and              30
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     30

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     31
          8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CNB Financial Corp. (the Company or Corporation) is a bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It is organized under the laws of the State of New York. Its principal subsidiary is Central National Bank, Canajoharie, (Bank). The Corporation maintains its headquarters in Canajoharie, New York.

     The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty eight branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Otsego, Oneida, Saratoga, Schoharie and Schenectady.

     In 1996 Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses. On June 14, 1999, the Company established CNBF Capital Trust I (the "Trust"), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities"). On August 4, 1999, the Trust issued $18.0 million in capital securities with a floating interest rate equal to 3-month LIBOR plus 275 basis points.

     At December 31, 1999, the Company had, on a consolidated basis, total assets of $914.2 million, deposits of $796.2 million, net loans and leases of $449.1 million and stockholders' equity of $54.6 million. A detailed discussion concerning the Corporation's consolidated financial condition and results of operations is contained in Part II of this report.

BANKING SERVICES

     The Bank provides a wide range of retail and commercial banking services for individuals and small to medium sized businesses primarily in its market area including accepting time, demand and savings deposits, and making secured and unsecured commercial, real estate and consumer loans and leases. The Bank also makes certain insurance and investment products available to its customers through a third-party vendor. The Bank's lending activities are primarily in agricultural, commercial, real estate and consumer loans, primarily in indirect and lease financing for automobiles. Other services include safe deposit boxes, travelers checks, money orders, wire transfers, drive-in facilities, 24-hour depositories, ATM's and trust services. The Bank's retail approach is that of a community-oriented bank focusing on development of long-term customer relationships, by providing personalized service, convenient locations, and the flexibility to meet the needs of individuals and businesses in its market area.

GROWTH STRATEGY

     While maintaining the "small town" personal appeal of a well established community bank, we are positioning ourselves for growth by attracting and retaining talented personnel, improving our technological capabilities and introducing new products to better serve our customers. Our goal is to increase our total assets to over $1 billion by the end of the year 2000. Toward this end, we intend to continue expansion within our existing market, as well as certain potential markets contiguous to our current service area.

     To aid our growth plans, we have instituted a major, company-wide, client-focused sales and service culture with each of our full and part-time employees, regardless of position, now being thoroughly trained in "relationship selling." This concept is an overall personal service mindset that strives to improve performance even in functions where there is no direct customer contact. All personnel are now motivated by sales rallies, sales and service awards and a new pay-for-performance plan. Through greater pre-call planning and the delegation of many administrative functions, our sales people can spend more time in the market place.

     To compliment our new sales focus and fulfill our growth initiative, we will continue to look for opportunities to develop new branches and new markets as well as strategically acquire other financial institutions, financial related service companies and/or individual branch offices. In this regard, In August 1999, we completed an acquisition of five retail banking offices located in Otsego and Chenango counties of New York from Astoria Federal Savings and Loan Association. As part of the acquisition, we acquired all of the customer-related deposits maintained at the branches totaling approximately $156.5 million (including accrued interest payable), and certain other liabilities relating to the branches. The Company paid to Astoria a pre-tax premium of 12.1%, or after-tax premium of 8.9% on the deposits transferred and received a net cash payment of approximately $133.9 million. These five offices are in addition to our recently opened downtown Saratoga loan office and the three full-service branch locations in Oneida, Herkimer and Saratoga counties we opened in late 1999.

COMPETITION

     The Company faces significant competition for both deposits and loans. The deregulation of the financial services industry and the commoditization of deposit and lending products has led to increased competition among banks and other financial institutions for a significant portion of the deposit and lending activity that had traditionally been the arena of banks and savings and loan associations. The Company competes for deposits with other commercial banks, savings banks, savings and loan associations, credit unions, money market and other mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size and have greater financial resources than the Company.

     The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banks, credit unions, finance companies and other institutional lenders, many of whom maintain offices in the Company's market area. The Company's principal methods of competition include providing competitive loan and deposit pricing, personalized customer service, and continuity of banking relationships. Although the Company is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Company believes it benefits by its position as a community oriented financial services provider with a long history of serving its market area. Management believes that the variety, depth and stability of the communities, which the Company services support the service and lending activities conducted by the Company.

CONCENTRATION OF CONSUMER LENDING

     The Bank's lending activities focus on consumer loans and leases with a concentration in indirect financing provided through manufactured housing and automobile dealers. At December 31, 1999, approximately 12% of the Bank's total loan portfolio was concentrated in manufactured housing loans, 17% was concentrated in lease financing on automobiles and approximately 10% was concentrated in automobile loans. Accordingly, a substantial portion of the Bank's loan portfolio is subject to the general risks associated with consumer lending. In the opinion of the Bank's management, however, the established nature of the individual dealers through which the Bank provides the indirect financing, as well as the Bank's extensive experience in assessing the quality of such loans, help offset the risks associated with these loans and leases.

EXECUTIVE OFFICERS OF THE COMPANY AND BANK

     The following table sets forth, as of December 31, 1999, selected information about the principal officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                                                       CORPORATE
                                                              HELD     EMPLOYEE     SHARES OF
NAME (AGE)                         OFFICE AND POSITION        SINCE      SINCE        STOCK
----------                      --------------------------    -----    ---------    ---------
Donald L. Brass (51)..........  President                     1993       1993        42,221
Peter J. Corso (56)...........  V.P. & Treasurer              1993       1993        16,810
Michael D. Hewitt (49)........  Sr. V.P. & Asst. Secretary    1999       1999           100

     Mr. Hewitt, Senior Vice President and Senior Community Bank Sales Manager, joined the Bank in 1998 from KeyBank.

EMPLOYEES

     As of December 31, 1999, the Bank employs 323 persons (full-time equivalent). The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

     The Office of the Comptroller of the Currency (OCC) is the primary supervisor of the Bank. The deposits of the Bank are insured by, and therefore are subject to the regulations of, the Federal Deposit Insurance Corporation
(FDIC), and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

SECURITIES AND EXCHANGE COMMISSION

     The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of various state securities administrators for matters relating to the offer, sale and issuance of its securities. In addition, the Corporation is required to register its Common Stock with the SEC and is subject to certain of the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation, insider trading, and tender offers.

REGULATION OF THE CORPORATION AS A BANK HOLDING COMPANY

     The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company would directly or indirectly control more than 5% of the voting shares of any bank or bank holding company or otherwise control a bank or merge or consolidate with any other bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally permits adequately capitalized bank holding companies to acquire banks in any State, and preempts State laws restricting the ownership by a bank holding company of banks in more than one state. The Act also permits interstate branching by banks subject to the ability of states to opt out of the interstate banking provisions.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in any activities other than banking or managing or controlling banks. The recently enacted Gramm-Leach-Bliley Act ("GLB Act") permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with a broader range of financial companies than has previously been permitted for a bank holding company. Permitted affiliates include securities brokers, underwriters and dealers, investment managers, insurance companies and companies engaged in other activities that are declared by the Federal Reserve Board, in cooperation with the Treasury Department, to be "financial in nature or incidental thereto" or declared by the Federal Reserve Board unilaterally to be "complementary" to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized", is "well managed", and has at least a "satisfactory" CRA rating. Qualifying bank holding companies are required to file a declaration with the Federal Reserve Board to become financial holding companies.

OCC SUPERVISION

     The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Bank.

     The GLB Act authorized qualifying national banks to file a certification with the OCC to engage in expanded activities through the formation of a "financial subsidiary". A national bank may have a "financial subsidiary" engaged in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates must be "well capitalized", and "well managed", and may not have less than a "satisfactory" CRA rating. The GLB Act also contains provisions requiring financial institutions to protect the privacy of customer information and allowing customers, subject to certain exceptions, to opt out of institutions providing customer information to unaffiliated third parties for marketing purposes.

FDIC INSURANCE ASSESSMENTS AND RELATED COSTS

     The Bank is subject to FDIC deposit insurance assessments. Pursuant to
Section 7 of the Federal Deposit Insurance Act (12 U.S.C. 1817), each institution has been assigned a risk based classification that is used to determine the annual assessment rate. Under this system an insured institution will be assessed at rates ranging from 0% to 27% per $100 of assessable deposits depending on its capital position and supervisory factors. Institutions are also required to pay an assessment related to the cost of Financing Corporation ("FICO") bonds, which assessment is currently 2.12 basis points per $100 of assessable deposits on an annualized basis. The FICO assessment is not tied to the FDIC risk-based insurance premium rates.

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

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

     The Corporation's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Corporation. The circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. For example, as a national bank subject to the jurisdiction of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its retained net income, as defined by applicable regulations, for that year, combined with its retained net income for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand. At December 31, 1999, the Bank could pay dividends to the Company of $12.5 million without the prior approval of the OCC.

     In addition, the Federal Reserve Board and the OCC may determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The Federal Reserve Board has indicated that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.

TRANSACTIONS WITH AFFILIATES

     The Bank is subject to restrictions under federal law which limit the extensions of credit to, and certain other transactions with or on behalf of affiliates, including the Corporation. Such transactions are limited in amount to 10 percent of the Bank's capital and surplus for any single affiliate, and to an aggregate of 20% for all of the Bank's affiliates. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. Federal law also requires that transactions between the Bank and the Company or any non-banking subsidiaries of the Company, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms as least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

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

     The Federal Reserve Board and OCC have established capital guidelines, which are applicable to bank holding companies and national banks. The guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." The Company's Tier 1 risk-based capital and total risk-based capital ratios as of December 31, 1999 were 9.4% and 10.7%, respectively. The Bank's Tier 1 risk-based and total risk-based capital ratios as of December 31, 1999 were 8.9% and 10.2%, respectively.

     In addition, bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating, must have a minimum leverage ratio of Tier 1 capital ("Leverage Ratio") of 3.0%. All other bank holding companies and banks are required to maintain a Leverage Ratio of 4.0%. The Company's and Bank's Leverage Ratio as of December 31, 1999 was 6.6% and 6.3%, respectively. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     In 1991, the Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     Under OCC regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category. The Bank is currently classified as "well capitalized".

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all banks regulated by it to determine if these institutions are meeting the credit needs of their communities (including low and moderate income neighborhoods) and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of branch or other deposit facilities, office relocations, and mergers or acquisitions of banks. The OCC is required to make available to the public an evaluation of each bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating.

ITEM 2.  PROPERTIES

     The executive offices of the Company are located at 24 Church Street, Canajoharie, New York.

     The Administrative and Operations Complex of the Bank is located at 20 Mohawk Street, Canajoharie, New York.

     The location of the Bank's offices, as well as certain information related to these offices are set forth below:

LOCATION                                                      OWNED OR LEASED
--------                                                      ---------------
24 Church Street, Canajoharie, NY...........................       Owned
Main Street, Cherry Valley, NY..............................       Owned
Route 20, Duanesburg, NY....................................       Owned
West Street, Edmeston, NY...................................       Owned
Main Street, Fonda, NY......................................       Owned
Main Street, Middleburgh, NY................................       Owned
Dutchtown Plaza, Palatine Bridge, NY........................      Leased
W. Main Street, St. Johnsville, NY..........................       Owned
Corner Routes 10 & 20, Sharon Springs, NY...................       Owned
Canal Street, Fort Plain, NY................................       Owned
E. Main Street, Cobleskill, NY..............................       Owned
Pyramid Mall, Johnstown, NY.................................      Leased
E. Main Street, Richfield Springs, NY.......................       Owned
339-341 Main Street, Schoharie, NY..........................       Owned
Route 28 South, Cooperstown, NY.............................           *
62 Pioneer Street, Cooperstown, NY..........................       Owned
Newport Street, Middleville, NY.............................       Owned
Route 30, Amsterdam, NY.....................................       Owned
Super Kmart, Route 30, Amsterdam, NY........................      Leased
198 Second Avenue Extension, Gloversville, NY...............      Leased
1343 Balltown Road, Niskayuna, NY...........................      Leased
Wal-Mart, 1320 Altamont Avenue, Schenectady, NY.............      Leased
63 Putnam Street, Saratoga, NY..............................      Leased
15 Park Avenue, Clifton Park, NY............................      Leased
131 Oriskany Boulevard, Whitesboro, NY......................      Leased
18 South Broad Street, Norwich, NY..........................       Owned
1 Wall Street, Oneonta, NY..................................       Owned
107 Oneida Street, Oneonta, NY..............................       Owned
Route 23 Southside Mall, Oneonta, NY........................      Leased
103 North Caroline Street, Herkimer, NY.....................      Leased

---------------
* The Bank owns the building in which its Cooperstown office is located, but leases the land pursuant to a long-term lease

     Premises and Equipment owned and used by the Company and its subsidiaries at December 31, 1999, had a net book value of $13.0 million.

     The Administrative and Operations Complex was financed through issuance of Taxable Industrial Revenue Bonds in 1995 and 1996. Final maturity on the bonds is May 1, 2025, with a portion being redeemed annually. Interest on the bonds will adjust weekly at a rate established by the Re-marketing Agent.

     For the year ended December 31, 1999, rental fees of $448,000 were paid on leased facilities. See also note 5, "Premises and Equipment" to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party and/or its property is the subject of legal proceedings relating to the conduct of its business. In the best judgment of Management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Corporation's common stock is listed for quotation on the NASDAQ National Market System. The following table sets forth the high and low bid prices of the common stock of the Corporation and the dividends paid thereon during the periods indicated:

                                                              HIGH    LOW    DIVIDEND
                                                              ----    ---    --------
1999:
  First Quarter.............................................   20     15      $.080
  Second Quarter............................................   18 13/64 15     .080
  Third Quarter.............................................   15 3/4 13 13/16   .085
  Fourth Quarter............................................   15 3/4 13       .125
1998:
  First Quarter.............................................   18 15/16 14 1/2  $.070
  Second Quarter............................................   21     18 1/2   .070
  Third Quarter.............................................   28     19       .075
  Fourth Quarter............................................   20 3/4 15       .115

DIVIDEND POLICY

     Since its formation in 1993, the Corporation, as the holding company of the Bank, has continued the payment of cash dividends in keeping with the Bank's historical payment of cash dividends. The Corporation (or the Bank prior to formation of the Corporation) has paid consecutive annual cash dividends for more than 40 years. It is the present intention of the Corporation's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and regulations, and other factors relevant at the time the Board of Directors considers any declaration of dividends. Because substantially all of the funds available for payment of dividends by the Corporation are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds and applicable regulatory policies and requirements. See "Supervision and Regulation -- Limits on Dividends and Other Payments" section at Item 1, above.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL REVIEW

                                                         AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
SELECTED FINANCIAL CONDITION DATA:
  Total assets....................................  $914,172   $711,088   $634,389   $586,075   $564,792
  Net loans & leases receivable...................   449,064    372,569    338,332    312,876    308,154
  Securities......................................   387,765    300,107    255,520    235,743    215,450
  Deposits........................................   796,244    628,142    538,472    509,217    496,311
  Borrowings......................................    35,687     19,181     35,164     21,824     14,583
  Guaranteed preferred beneficial interests in
    Company's junior subordinated debentures......    18,000         --         --         --         --
  Stockholders' equity............................    54,623     55,566     54,606     48,391     47,433
SELECTED OPERATIONS DATA:
  Total interest and dividend income..............  $ 56,179   $ 52,542   $ 48,635   $ 46,885   $ 43,615
  Total interest expense..........................    27,417     26,158     22,722     21,754     20,088
                                                    --------   --------   --------   --------   --------
  Net interest income.............................    28,762     26,384     25,913     25,131     23,527
  Provision for loan and lease losses.............     1,456        773        275        635        965
                                                    --------   --------   --------   --------   --------
  Net interest income after provision for loan and
    lease losses..................................    27,306     25,611     25,638     24,496     22,562
  Other income....................................     3,517      4,530      3,774      3,178      2,745
  Other expenses..................................    22,337     19,854     18,511     17,779     16,254
                                                    --------   --------   --------   --------   --------
  Income before income tax expense................     8,486     10,287     10,901      9,895      9,053
  Income tax expense..............................     2,151      2,606      3,235      2,738      2,481
                                                    --------   --------   --------   --------   --------
  Net income......................................  $  6,335   $  7,681   $  7,666   $  7,157   $  6,572
                                                    ========   ========   ========   ========   ========
PER SHARE DATA, ADJUSTED FOR STOCK SPLITS:
  Basic earnings per share........................  $   0.84   $   1.01   $   0.99   $   0.90   $   0.82
  Diluted earnings per share......................      0.83       1.00       0.99       0.90       0.81
  Cash dividends per share........................      0.37       0.33       0.30       0.27       0.24
  Book value per share............................      7.25       7.34       7.12       6.25       5.92
PERFORMANCE RATIOS:
  Return on average equity........................     10.67%     13.83%     14.99%     14.97%     15.19%
  Return on average assets........................      0.80%      1.11%      1.25%      1.22%      1.25%
  Interest rate spread(1).........................      3.43%      3.59%      3.93%      4.07%      4.13%
  Interest rate margin(1).........................      3.99%      4.20%      4.58%      4.68%      4.82%
  Average earning assets to average
    interest-bearing liabilities..................    115.38%    114.89%    116.80%    115.70%    117.46%
  Other expenses to average assets................      2.83%      2.86%      3.01%      3.03%      3.08%
  Efficiency ratio(1)(2)..........................     63.95%     63.08%     61.38%     61.93%     61.02%
ASSET QUALITY RATIOS:
  Nonperforming loans to total loans..............      1.30%      1.38%      1.30%      1.39%      1.25%
  Allowance for loan losses to total loans........      1.86%      2.20%      2.42%      2.60%      2.67%
  Allowance for loan losses to nonperforming
    loans.........................................    143.73%    158.94%    186.47%    186.81%    213.55%
CAPITAL RATIOS:
  Stockholders' equity to total assets............      5.98%      7.81%      8.61%      8.26%      8.40%
  Tier 1 risk-based capital ratio.................      9.41%     11.30%     13.00%     12.20%     12.18%
  Total risk-based capital ratio..................     10.66%     12.50%     13.30%     13.50%     13.44%
  Leverage ratio..................................      6.58%      7.90%      8.40%      8.30%      9.02%

---------------
(1) Ratios are calculated using fully tax equivalent (FTE) interest income.

(2) Equals other expenses less goodwill amortization expense divided by net interest income (FTE) plus other income (excluding net gains or losses on securities transactions).

     Selected unaudited quarterly financial data is set forth in the table below.

                                                                            1999
                                                          ----------------------------------------
                                                           FIRST     SECOND      THIRD     FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          -------    -------    -------    -------
Interest and dividend income............................  $13,027    13,176     14,296     15,680
Interest expense........................................   6,315      6,374      6,838      7,890
                                                          ------     ------     ------     ------
Net interest income.....................................   6,712      6,802      7,458      7,790
Provision for loan and lease losses.....................     270        450        340        396
                                                          ------     ------     ------     ------
Net interest income after provision for loan and lease
  losses................................................   6,442      6,352      7,118      7,394
Other income............................................   1,090        176      1,030      1,221
Other expenses..........................................   5,019      4,776      5,853      6,689
                                                          ------     ------     ------     ------
Income before income tax expense........................   2,513      1,752      2,295      1,926
Income tax expense......................................     662        457        637        395
                                                          ------     ------     ------     ------
Net income..............................................  $1,851      1,295      1,658      1,531
                                                          ======     ======     ======     ======
Earnings per share:
  Basic.................................................  $ 0.24       0.17       0.22       0.20
                                                          ======     ======     ======     ======
  Diluted...............................................  $ 0.24       0.17       0.22       0.20
                                                          ======     ======     ======     ======

                                                                            1998
                                                          ----------------------------------------
                                                           FIRST     SECOND      THIRD     FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          -------    -------    -------    -------
Interest and dividend income............................  $12,546    13,489     13,044     13,464
Interest expense........................................   6,092      6,787      6,513      6,767
                                                          ------     ------     ------     ------
Net interest income.....................................   6,454      6,702      6,531      6,697
Provision for loan and lease losses.....................     150        140        320        163
                                                          ------     ------     ------     ------
Net interest income after provision for loan and lease
  losses................................................   6,304      6,562      6,211      6,534
Other income............................................     999        981      1,020      1,530
Other expenses..........................................   4,909      5,099      4,736      5,109
                                                          ------     ------     ------     ------
Income before income tax expense........................   2,393      2,444      2,495      2,955
Income tax expense......................................     623        638        643        702
                                                          ------     ------     ------     ------
Net income..............................................  $1,770      1,806      1,852      2,253
                                                          ======     ======     ======     ======
Earnings per share:
  Basic.................................................  $ 0.23       0.24       0.24       0.30
                                                          ======     ======     ======     ======
  Diluted...............................................  $ 0.23       0.23       0.24       0.30
                                                          ======     ======     ======     ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

     CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York. Its principal subsidiary is Central National Bank, Canajoharie (Bank). The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty-eight branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Oneida, Otsego, Schoharie, Saratoga and Schenectady. In 1996, Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

     The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in mortgage loans, consumer loans and leases, commercial and agricultural loans, and government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily deposits and borrowings. Net income is also affected by other operating income, such as fees on deposit related services, loan servicing income, and fiduciary activities; other operating expenses, such as salaries and benefits, occupancy expenses, and data processing expense; provision for loan and lease losses; and federal and state income taxes.

     The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Changes in applicable laws, regulations or government policies may have a material impact on the Company. The demand for and supply of real estate, competition among lenders, the level of interest rates and the availability of funds substantially influence lending activities. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments, including mutual funds and stocks.

FORWARD LOOKING STATEMENTS

     When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as an analysis of the adequacy of the allowance for loan and lease losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

     A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan and lease losses, include but are not limited to the following:

     - Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

     - Changes in market interest rates or changes in the speed at which market interest rates change;

     - Changes in laws and regulations affecting the financial service industry;

     - Changes in competition and continued pricing pressures on loan and deposit products;

     - Changes in consumer preferences and customer borrowing, repayment, investment and deposit practices;

     - The introduction, withdrawal, success and timing of business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses;

     - Risks related to the Company's reliance on technology; and

     - The ability of the Bank to implement successfully its strategy to increase the level of loans on its balance sheet at acceptable levels of risk.

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

OVERVIEW

     The following summarizes the significant activity and transactions for the Company in 1999:

     - On August 27, 1999, the Company completed the acquisition of five branches located in the Upstate New York counties of Otsego (three branches located in Oneonta, NY and one branch located in Cooperstown,
       NY) and Chenango (one branch located in Norwich, NY) from Astoria Federal Savings and Loan Association ("Astoria"), representing $156.5 million in deposits at the acquisition date.

     - On June 14, 1999, the Company established CNBF Capital Trust I (the "Trust"), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities"). On August 4, 1999, the Trust issued $18.0 million in capital securities with a floating interest rate of 3-month LIBOR plus 275 basis points.

     - During 1999, the Company opened three additional branches located in Clifton Park, Herkimer, and Whitesboro, New York.

     Net income for the year ended December 31, 1999 was $6.3 million, a $1.3 million decrease when compared to net income of $7.7 million for the year ended December 31, 1998. Basic earnings per share ("EPS") amounted to $0.84, and diluted EPS was $0.83 for the year ended December 31, 1999 compared to $1.01 basic EPS and $1.00 diluted EPS for the year ended December 31, 1998. Operating results in 1999 were effected by a write-down of $1.4 million (pre-tax) on a corporate bond held in the Company's available for sale portfolio in 1999. The write-down was caused by an other-than-temporary impairment of the bond and was recognized in net (loss) gain on securities transactions and resulted in an after-tax non-cash charge of $1.0 million. Operating results without the write-down were $7.4 million, or $0.97 diluted EPS. The decrease in net income can also be attributed to an increase in provision for loan and lease losses of $683,000 from $773,000 for the year ended December 31, 1998 to $1.5 million for the year ended December 31, 1999. The increase in the provision for loan and lease losses was due primarily to strong loan and lease growth in 1999 and an increase in charge-offs, primarily in manufactured housing and credit card loans. The Company has implemented initiatives to reduce charge-offs related to manufactured housing and credit card loans in the future, evidenced by the sale of the credit card loan portfolio in 1999 and de-emphasizing lending on manufactured homes.

     In addition, the 1999 operating results were impacted by the expense incurred from the Astoria branch acquisition and three branch openings that were completed in 1999. A substantial portion of the funds obtained from the acquisition were invested in federal funds sold and debt securities which bear a much lower rate of interest than loans. As the Company deploys these funds in higher yielding loans, an improvement in operating results is anticipated. This expansion in 1999 led to an increase in operating expenses, including goodwill amortization, that the Company did not expect to immediately recover from the income provided by the new branches. The Company has several initiatives underway, which should result in increased profitability from the new branches. These initiatives include reducing the Company's cost of funds by focusing on core deposit growth, increasing loan volume, and increasing income from insurance, annuity and fiduciary activities. With the expansion experienced in 1999, the Company has access to new markets, which coupled with the technological upgrades made to the Company's core processing system and network in 1998, have the Company well-positioned for the year 2000 and beyond.

     Due primarily to the expansion in 1999, the Corporation's total assets increased $203.1 million (28.6%) from $711.1 million at December 31, 1998 to $914.2 million at December 31, 1999. The Company's total cash and cash equivalents totaled $31.2 million at December 31, 1999 compared to $16.1 million at December 31, 1998. The increase in cash and cash equivalents of $15.1 million was due primarily to the "Year 2000" issue where the Company increased liquidity to meet potential funding demands in periods surrounding the transition from 1999 to 2000. Cash and cash equivalents returned to more normal levels in early 2000. Total securities increased $87.7 million at December 31, 1999 when compared to December 31, 1998, which was due primarily to the deployment of the funds received from the Astoria branch acquisition. Net loans and leases receivable increased $76.5 million (20.5%) from $372.6 million at December 31, 1998 to $449.1 million at December 31, 1999. Loan and lease growth during 1999 was driven primarily by increases in lease financing on automobiles, commercial loans (including real estate) and residential real estate. Goodwill was $19.4 at December 31, 1999 due to the Astoria branch acquisition.

     Total deposits increased $168.1 million (26.8%) from $628.1 million at December 31, 1998 to $796.2 million at December 31, 1999, which was due primarily to the deposit liabilities assumed from the Astoria branch acquisition. The Company, through the Trust, issued $18.0 million in capital securities in 1999 to provide the necessary regulatory capital for the Bank to complete the Astoria branch acquisition. Stockholders' equity of $54.6 million decreased by $943,000 (1.7%) during 1999. The decrease in stockholders' equity in 1999 was primarily due to the Company's earnings of $6.3 million offset by dividend payments of $2.8 million, a decrease in accumulated other comprehensive income/loss of $3.7 million (mainly from a decrease in the fair market value of available-for-sale securities), and a net treasury stock increase of $848,000.

BRANCH ACQUISITION AND EXPANSION

     On August 27, 1999, the Company completed the acquisition of 5 branches located in the Upstate New York Counties of Otsego (3 branches located in Oneonta, NY and 1 branch located in Cooperstown, NY) and Chenango (1 branch located in Norwich, NY) from Astoria Federal Savings and Loan Association, a subsidiary of Astoria Financial Corporation. The Company purchased from Astoria approximately $3.7 million in branch related assets, primarily the real and personal property associated with branches. The Company assumed from Astoria, all customer-related deposits maintained at the branches totaling approximately $156.5 million (including accrued interest payable), and certain other liabilities relating to the branches. The Company paid to Astoria a pre-tax premium of 12.1%, or after-tax premium of 8.9% on the deposits transferred and received a net cash payment of approximately $133.9 million. The goodwill recognized on the transaction will be amortized over a fifteen-year period on a straight-line basis. In addition, the Company opened three branches (Clifton Park, Herkimer and Whitesboro, New York) in 1999.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

     In the second quarter of 1999, the Company established CNBF Capital Trust I (the "Trust"), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities"). On August 4, 1999, the Trust issued $18.0 million in capital securities at an interest rate of 3-month LIBOR (the rate on the capital securities resets quarterly) plus 275 basis points, which equaled 8.12% at issuance and 8.26% at December 31, 1999. The Company used the net proceeds from the sale of the capital securities for general corporate purposes and to provide equity to the Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the Bank to pay dividends. The capital securities are not classified as debt for financial statement purposes and the expense associated with the capital securities is recorded as non-interest expense in the consolidated statements of income.

NET INTEREST INCOME

     The Company's net income is primarily dependent upon net interest income. Net interest income is a function of the relative amounts of the Company's earning assets versus interest-bearing liabilities, as well as the difference ("spread") between the average yield earned on loans, securities, and other earning assets and the average rate paid on deposits and borrowings. The interest rate spread is affected by economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its earning assets.

     Net interest income on a fully tax equivalent (FTE) basis was $29.9 million for the year ended December 31, 1999, a $2.4 million increase (8.5%) over the $27.6 million reported for 1998. The Company's net interest margin was 3.99% for the year ended December 31, 1999 compared to a net interest margin of 4.20% for the year ended December 31, 1998. The decrease in net interest margin can be attributed to the decrease in the yield on earning assets exceeding the decrease in the rate paid on interest-bearing liabilities. The yield on earning assets decreased from 8.19% for the year ended December 31, 1998 to 7.65% for the year ended December 31, 1999, a decrease of 54 basis points (bp). Meanwhile, the rate paid on interest-bearing liabilities decreased 38 basis points from 4.60% for the year ended December 31, 1998 to 4.22% for the year ended December 31, 1999. To compensate for the decrease in net interest margin, the Company has focused on growing earning assets, which has contributed to the increase in net interest income in 1999.

     The yield on earning assets decreased from 8.19% for the year ended December 31, 1998 to 7.65% for the year ended December 31, 1999. Despite this decrease in yield, interest income from earning assets on a FTE basis increased $3.6 million (6.7%) from $53.7 million for the year ended December 31, 1998 to $57.3 million for the year ended December 31, 1999. This increase in interest income was driven primarily by growth in earning assets from $655.6 million for the year ended December 31, 1998 to $749.8 million for the year ended December 31, 1999 (14.4% increase). The average balance of total loans and leases increased from $362.4 million for the year ended December 31, 1998 to $406.9 million for the year ended December 31, 1999 ($44.5 million increase or 12.3%). The increase in the average balance of loans and leases was due primarily to growth in the average balance of lease financing of automobiles which increased $23.8 million from an average balance of $27.7 million for the year ended December 31, 1998 to $51.5 million for the year ended December 31, 1999. The average balance of commercial and agricultural loans (including real estate) and residential real estate increased approximately $16.0 million during 1999, while manufactured housing loans decreased approximately $4.7 million during 1999.

     The decrease in yield on total loans and leases of 69 bp from 9.12% for the year ended December 31, 1998 to 8.43% for the year ended December 31, 1999 can be attributed to several factors. A significant amount of loans that yielded higher rates in the beginning of 1999 paid-off due to the favorable interest rate environment (30 year residential mortgage rate in January 1999 was 6.75%) that was in place from November 1998 through April 1999. These loans were re-financed or replaced with lower yielding loans. In addition, the average yield on lease financing of automobiles was 7.17%. Lease financing experienced the greatest amount of growth during 1999, and has a lower yield when compared to manufactured housing, a product that yielded approximately 9.03% during 1999. The Company's decision to focus growth on lease financing and to de-emphasize lending in manufactured housing was due primarily to the Company's attempt to lower credit risk, which resulted in a lower yield generated by total loans and leases in 1999.

     The average balance of total securities increased $38.4 million, from $288.3 million for the year ended December 31, 1998 to $326.8 million for the year ended December 31, 1999. The increase in the average balance of total securities was due primarily to the initial investment of funds received in the Astoria branch transaction. The yield on total securities decreased from 7.07% for the year ended December 31, 1998 to 6.81% for the year ended December 31, 1999. The decrease in yield on total securities can be attributed to accelerated pay-downs on mortgage-backed securities and collateralized mortgage obligations (CMOs) that resulted from a substantial decrease in long-term mortgage rates which led to a higher than normal re-finance period that occurred at the end of 1998 and into the beginning of 1999. As these mortgage-backed securities and CMOs paid down, the amortization of associated premiums was accelerated, and the securities were replaced with securities with lower yields. The Company anticipates the yield on these securities should increase as long-term mortgage rates continue to increase. This is likely to result in reductions in re-financing which will reduce pre-payments and amortization of premiums on mortgage-backed securities/CMOs, and the opportunity to replace securities at similar or higher rates. The average balance of mortgage-backed securities and CMOs for year ended December 31, 1999 amounted to $150.0 million, which represents 45.9% of the average balance of total securities.

     The rate paid on interest-bearing liabilities decreased 38 basis points, from 4.60% for the year ended December 31, 1998 to 4.22% for the year ended December 31, 1999. Despite the decrease in the rate paid on interest-bearing liabilities, interest expense increased $1.3 million (4.8%), due to a 14.4% ($81.7 million) increase in the average balance of interest-bearing liabilities. Several factors contributed to the increase in interest expense. The rate paid on time deposits greater than $100,000, the most costly source of funds for the Company, decreased 42 basis points from 5.90% for the year ended December 31, 1998 to 5.48% for the same period in 1999. The average balance of time deposits greater than $100,000 decreased 24.0% during 1999, as the Company placed less reliance on obtaining these funds which was a result of the Astoria branch acquisition. The decrease in the rate paid on other time deposits can be attributed to run-off of a high yielding 18 month promotional certificate of deposit product which yielded 5.92% and the acquisition of time deposits from the Astoria branch acquisition with lower rates, consistent with market rates at the date of acquisition. The breakdown of deposits liabilities acquired on August 27, 1999 from Astoria were $2.5 million in non-interest bearing deposits, $24.5 million in NOW and money market accounts, $25.2 million in savings accounts, and $103.5 million in time deposits.

     The average balance for N.O.W accounts increased $14.4 million (20.9%) for the year ended December 31, 1999 when compared to the same period in 1998. The average balance for savings accounts increased $16.2 million (16.0%) for the year ended December 31, 1999 when compared to the same period in 1998. Meanwhile, the rates paid on these deposit type accounts remained stable. The average balance of money market accounts increased $7.9 million for the same period while the rate paid on money market accounts decreased 50 basis points. The decrease in rate on money market accounts can be attributed to a substantial number of money market accounts that are tied to the federal funds rate, which was lower for the year ended December 31, 1999 when compared to the same period in 1998. The average balance of total borrowings as a percentage of average interest-bearing liabilities remained relatively unchanged for the year ended December 31, 1999 when compared to the year ended December 31, 1998, as did the average rate paid on borrowings.

     The following table presents the total dollar amount of interest and dividend income earned on average earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and the resultant rates for the periods indicated. The average balances used for these tables and other statistical disclosures were calculated using daily averages. Tax-exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate. Non-accruing loans have been included in loans with interest earned recognized on a cash basis only. Securities include securities available for sale, investment securities held to maturity, and trading securities, if any, all at amortized cost.

                      AVERAGE BALANCES AND INTEREST RATES

                                              YEAR ENDED                     YEAR ENDED                     YEAR ENDED
                                          DECEMBER 31, 1999              DECEMBER 31, 1998              DECEMBER 31, 1997
                                     ----------------------------   ----------------------------   ----------------------------
                                     AVERAGE    INCOME/   YIELDS/   AVERAGE    INCOME/   YIELDS/   AVERAGE    INCOME/   YIELDS/
                                     BALANCE    EXPENSE    RATES    BALANCE    EXPENSE    RATES    BALANCE    EXPENSE    RATES
                                     --------   -------   -------   --------   -------   -------   --------   -------   -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
Loans:
  Taxable..........................  $402,949   $34,062    8.45%    $358,823   $32,830    9.15%    $325,886   $30,584    9.38%
  Tax-exempt.......................     3,945       227    5.75%       3,581       234    6.53%       4,591       303    6.60%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
  Total loans......................   406,894    34,289    8.43%     362,404    33,064    9.12%     330,477    30,887    9.35%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
Securities:
  Taxable..........................   264,630    17,721    6.70%     226,128    15,710    6.95%     195,084    14,230    7.29%
  Tax-exempt.......................    62,129     4,518    7.27%      62,197     4,680    7.52%      54,147     4,097    7.57%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
  Total securities.................   326,759    22,239    6.81%     288,325    20,390    7.07%     249,231    18,327    7.35%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
Federal funds sold and other.......    16,151       806    4.99%       4,904       265    5.40%       7,578       419    5.53%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
Total earning assets...............   749,804    57,334    7.65%     655,633    53,719    8.19%     587,286    49,633    8.45%
                                                -------    ----                -------    ----                -------    ----
Other assets.......................    40,755                         38,170                         28,105
                                     --------                       --------                       --------
        Total assets...............  $790,559                       $693,803                       $615,391
                                     ========                       ========                       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing deposits:
  NOW accounts.....................  $ 83,005     1,527    1.84%    $ 68,633     1,217    1.77%    $ 61,768     1,112    1.80%
  Money market.....................    62,202     2,346    3.77%      54,265     2,315    4.27%      47,501     2,023    4.26%
  Savings..........................   117,016     3,249    2.78%     100,852     2,843    2.82%      98,664     2,808    2.85%
  Time $ $100,000..................   110,332     6,044    5.48%     145,082     8,567    5.90%     123,698     7,260    5.87%
  Other time.......................   247,775    12,745    5.14%     175,499     9,968    5.68%     147,880     8,308    5.62%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
    Total interest-bearing
      deposits.....................   620,330    25,911    4.18%     544,331    24,910    4.58%     479,511    21,511    4.49%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
Short-term borrowings..............    23,218     1,162    5.00%      17,120       868    5.07%      16,189       810    5.00%
Long-term borrowings...............     6,308       344    5.45%       6,722       380    5.65%       7,104       401    5.64%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
  Total borrowings.................    29,526     1,506    5.10%      23,842     1,248    5.23%      23,293     1,211    5.20%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
Total interest-bearing
  liabilities......................   649,856    27,417    4.22%     568,173    26,158    4.60%     502,804    22,722    4.52%
                                     --------   -------    ----     --------   -------    ----     --------   -------    ----
Non-interest bearing deposits......    62,971                         56,952                         50,287
Other liabilities..................    18,356                         13,151                         11,166
Stockholders' equity...............    59,376                         55,527                         51,134
                                     --------                       --------                       --------
        Total liabilities and
          stockholders' equity.....  $790,559                       $693,803                       $615,391
                                     ========                       ========                       ========
Net interest income (FTE)..........             $29,917                        $27,561                        $26,911
                                                =======                        =======                        =======
Interest rate spread...............                        3.43%                          3.59%                          3.93%
                                                           ====                           ====                           ====
Net interest margin................                        3.99%                          4.20%                          4.58%
                                                           ====                           ====                           ====

     The table below sets forth certain information regarding changes in interest and dividend income and interest expense of the Company for the periods indicated. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by old volume). Increase and decreases due to both volume and rate, which cannot be segregated, have been allocated to the change due to rate.

                              VOLUME RATE ANALYSIS

                                       1999 COMPARED TO 1998           1998 COMPARED TO 1997
                                    INCREASE (DECREASE) DUE TO      INCREASE (DECREASE) DUE TO
                                   -----------------------------    ---------------------------
                                   VOLUME      RATE       TOTAL     VOLUME     RATE      TOTAL
                                   -------    -------    -------    ------    -------    ------
                                                          (IN THOUSANDS)
Total loans......................  $ 4,057    $(2,832)   $ 1,225    $2,984    $  (807)   $2,177
Total securities.................    2,717       (868)     1,849     2,875       (812)    2,063
Federal funds sold and other.....      607        (66)       541      (148)        (6)     (154)
                                   -------    -------    -------    ------    -------    ------
Total interest and dividend
  income.........................    7,381     (3,766)     3,615     5,711     (1,625)    4,086
                                   -------    -------    -------    ------    -------    ------
NOW accounts.....................      254         56        310       124        (19)      105
Money market.....................      339       (308)        31       288          4       292
Savings..........................      456        (50)       406        62        (27)       35
Time M $100,000..................   (2,050)      (473)    (2,523)    1,255         52     1,307
Other time.......................    4,105     (1,328)     2,777     1,552        108     1,660
Short-term borrowings............      309        (15)       294        47         11        58
Long-term borrowings.............      (23)       (13)       (36)      (22)         1       (21)
                                   -------    -------    -------    ------    -------    ------
Total interest expense...........    3,390     (2,131)     1,259     3,306        130     3,436
                                   -------    -------    -------    ------    -------    ------
Net change in net interest
  income.........................  $ 3,991    $(1,635)   $ 2,356    $2,405    $(1,755)   $  650
                                   =======    =======    =======    ======    =======    ======

MARKET RISK

     Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity risk, do not arise in the normal course of the Company's business activities.

     Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or re-price on a different basis than earning assets. When interest-bearing liabilities mature or re-price more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

     The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's balance sheet in response to the rate change. As of December 31, 1999, under this analysis, a 200 basis point increase in interest rates resulted in a 4.5% decrease in net interest income and a 200 basis point decrease in interest rates resulted in 1.1% increase in net interest income. These amounts were within the Company's ALCO policy.

     Interest rate risk analyses performed by the Company indicate that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Additionally, the Company will focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 (which represented 24% of interest-bearing liabilities at December 31, 1999), which are more volatile when rates change due to their short-terms which typically range from 30 days to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its miss-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgaged-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analysis and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

OTHER INCOME

     Other income decreased from $4.5 million for the year ended December 31, 1998 to $3.5 million for the year ended December 31, 1999. The primary reason for the decrease in other income can be attributed to a write-down of $1.4 million (pre-tax) on a corporate bond held in the Company's available for sale portfolio in 1999. The write-down was caused by an other-than-temporary impairment of the bond and was recognized in net (loss) gain on securities transactions and resulted in an after-tax non-cash charge of $1.0 million. Excluding the write-down, other income increased 8.4% from $4.5 million for the year ended December 31, 1998 to $4.9 million for the year ended December 31, 1999. Service charges on deposit accounts increased $204,000 (10.4%) in 1999 when compared to 1998. The increase in service charges on deposit accounts resulted mainly from ATM convenience fees and service charges on deposit accounts that resulted from increased transaction volume (from deposits acquired from the Astoria branch acquisition). Income from other items increased $202,000 (10.3%) in 1999 when compared to 1998. The increase in other items was due primarily to the sale of the Company's $3.9 million credit card portfolio in December 1999, which resulted in a $282,000 gain. Additionally, income from the Company's subsidiary, Central Asset Management, Inc. (CAM) and the Company's Trust Department increased $77,000 (13.4%) from $576,000 for the year ended December 31, 1998 to $653,000 for the year ended December 31, 1999.

     Other income increased $756,000 from $3.8 million in 1997 to $4.5 million in 1998. The primary reasons for the increase were an increase in other income of $437,000, an increase in service charges on deposit accounts of $231,000, and an increase in the net gain on securities transactions of $88,000. The increase in other income of $437,000 in 1998 was due mainly to Management's evaluation of a dealer's reserve amount carried on a dealer that declared bankruptcy in 1994. The reserve was reduced by $223,000 in 1998. This income is considered non-recurring. In addition, fees on trust and investment advisory services increased $134,000 and loan servicing and other bank fee income increased $80,000. The increase in service charges on deposit accounts of $231,000 resulted mainly from ATM convenience fees and service charges on deposit accounts that resulted from increased transaction volume.

OTHER EXPENSES

     Other expenses increased $2.5 million (12.5%) from $19.9 million for the year ended December 31, 1998 to $22.3 million for the year ended December 31, 1999. The increase in other expenses can be attributed to several factors:
Salaries and employee benefits increased $742,000 (8.2%) in 1999 when compared to 1998 due to an increase in full-time equivalent employees. Full-time equivalent employees increased from 272 at December 31, 1998 to 323 at December 31, 1999. The increase in full-time equivalent employees can be attributed to the Astoria branch acquisition (5 branches) and the three additional branch openings in 1999. Interest on capital securities was $615,000 in 1999, as the Company issued the securities in August of 1999. Data processing expense increased $511,000 (25.6%) due mainly to the conversion of the Company's core processing system and the implementation of a check-imaging system completed at the end of 1998. Goodwill amortization amounted to $441,000 in 1999, which was the result of the Astoria branch acquisition completed on August 27, 1999. Other expense items increased $355,000 due mainly to an increase in telephone and fax expenses, which increased $150,000 in 1999. Offsetting these increases was a decrease in professional fees of $507,000 in 1999 due mainly to the consulting costs incurred in assisting management in various strategic, organizational, and operational issues in 1998.

     Other expenses increased $1.3 million (7%) from $18.5 million in 1997 to $19.9 million in 1998. The other expense line item increased $419,000 from $2.6 million in 1997 to $3.0 million in 1998. The increase was due mainly to increases in the loss on the sale of expired lease vehicles of $135,000, telephone and tele-communications expense of $124,000 due to upgrades in the Company's tele-communication systems, and correspondent bank fees of $73,000. Data processing expense increased $354,000 in 1998 due mainly to the conversion of the Company's core processing system. Salaries and benefits increased $337,000 in 1998 primarily from an increase in staffing levels and normal merit increases year to year. Professional fees increased $265,000 in 1998 due primarily to the consulting costs incurred in assisting management in various strategic, organizational, and operational issues.

INCOME TAXES

     Income tax expense is based on pre-tax income for financial reporting purposes. The effective tax rates for 1999, 1998 and 1997 were 25.3%, 25.3% and 29.7% respectively. The decrease in the effective tax rates from 1997 is due primarily to an increase in tax-exempt income, as well as various tax planning strategies implemented by the Company.

SECURITIES

     The Company's securities are classified in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that securities be classified into one of three categories: held to maturity; available for sale; or trading. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Available for sale securities and trading securities are carried at estimated fair value. Unrealized gains and losses on available for sale securities are reported as a separate component in accumulated other comprehensive income/loss (a component of stockholders' equity), net of tax, while unrealized gains and losses on trading securities are reflected in earnings. All securities are used as part of the asset/liability management strategy and securities available for sale and trading securities, if any, may be sold in response to, or in anticipation of factors such as changes in market interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements. Management antici-pates fluctuations in stockholders' equity due to changes in the estimated fair value of available for sale securities.

     At December 31, 1999, the net unrealized loss on the available for sale portfolio totaled $7.3 million compared to a net unrealized loss of $1.9 million at year-end 1998. The $5.4 million increase reflects the increase in market interest rates during the second half of 1999. Additionally, on May 1, 1999, the Company transferred the held-to-maturity portfolio which had a an amortized cost of $112.9 million to the available for sale portfolio for $117.7 million, which represented the approximate fair value of the held-to-maturity portfolio, on May 1, 1999. This transfer resulted in a substantial increase in the amount of securities subject to valuation for unrealized gains and losses that have to be recognized on the Company's balance sheet. The transfer was in anticipation of the Astoria acquisition, which impacted the Company's asset/liability and tax planning strategies. As a result of the transfer, the Company will not have a held to maturity portfolio for the foreseeable future.

     The Company's investment policy focuses investment decisions on maintaining a balance of high quality, diversified investments. In making its investment decisions, the Company also considers, liquidity, collateral to be used for pledging purposes, tax position, and maximum overall returns. Under the Company's investment policy, securities eligible for the Company to purchase include: U.S. Government securities, U.S. Agency securities, mortgaged-backed securities, collateralized mortgage obligations (CMO), municipal securities, corporate debt obligations, bankers acceptances, certificates of deposit, commercial paper, and asset-backed securities.

     The following table represents the composition of the Company's securities portfolio in dollar amounts and percentages at the dates indicated:

                                             AT DECEMBER 31, 1999    AT DECEMBER 31, 1998
                                             --------------------    --------------------
                                             CARRYING    PERCENT     CARRYING    PERCENT
                                              VALUE      OF TOTAL     VALUE      OF TOTAL
                                             --------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
CMO & asset-backed securities..............  $145,940      37.6%     $116,212      38.7%
Mortgage backed securities.................    36,861       9.5%       27,813       9.3%
Corporate and taxable municipal debt
  securities...............................    75,270      19.4%       62,685      20.9%
U.S. Government agency securities..........    58,065      15.0%       16,980       5.7%
State and municipal obligations............    57,746      14.9%       65,466      21.8%
U.S. Treasury securities...................     5,938       1.5%        6,089       2.0%
                                             --------     -----      --------     -----
          Total debt securities............   379,820      97.9%      295,245      98.4%
Non-marketable equity securities...........     4,040       1.1%        2,448       0.8%
Mutual funds and preferred stock...........     3,905       1.0%        2,414       0.8%
                                             --------     -----      --------     -----
          Total securities portfolio.......  $387,765     100.0%     $300,107     100.0%
                                             ========     =====      ========     =====

     The fair value and weighted average yield of the Company's debt securities at December 31, 1999, by contractual maturity (collateralized mortgage obligations, asset-backed securities, and mortgage backed securities are included by final contractual maturity), are as follows:

                                                                FAIR        AVERAGE
                                                                VALUE      YIELD(1)
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Due in one year or less.....................................  $ 15,078       7.55%
Due after one to five years.................................   107,524       7.47%
Due after five to ten years.................................   112,032       7.73%
Due after ten years.........................................   145,186       8.06%
                                                              --------       ----
          Total.............................................  $379,820       7.77%
                                                              ========       ====

---------------
(1) Average yield on tax-exempt securities is calculated on a tax equivalent basis.

     Actual maturities may differ from those shown in the table above because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     The increase in the Company's securities portfolio from $300.1 million at December 31, 1998 to $378.8 at December 31, 1999 was due mainly to the deployment of funds received from the Astoria branch acquisition. The Company assumed from Astoria, all customer related deposits maintained at the branches totaling approximately $156.5 million and received a net cash payment of $133.9 million in August 1999. CMOs and asset backed securities increased from $116.2 million at December 31, 1998 to $145.9 million at December 31, 1999, however, as a percent of total securities, CMOs and asset-backed securities remained relatively unchanged from 38.7% at December 31, 1998 to 37.6% at December 31, 1999. State and municipal obligations decreased from $65.5 million (21.8% of the securities portfolio) at December 31, 1998 to $57.8 million (14.9% of the securities portfolio) at December 31, 1999. Interest earned on state and municipal obligations is exempt from federal, and in some cases, state income taxes. The decrease in state and municipal obligations during 1999 can be attributed to certain tax planning strategies implemented by the Company.

     Corporate debt securities increased from $62.7 million (20.9% of the securities portfolio) at December 31, 1998 to $75.3 million (19.4% of the securities portfolio) at December 31, 1999. Included in corporate debt securities is a corporate obligation that management believes is other-than-temporarily impaired. During 1999, the Company wrote-down the corporate obligation $1.4 million to net (loss) gain on securities transactions. The remaining carrying value of the corporate obligation is $1.5 million, which management will continue to monitor for additional other-than-temporary impairment. Although management currently anticipates collecting the current carrying value of this security, should conditions worsen relative to this security, additional other-than-temporary write-downs may be necessary. All of the other corporate debt securities were rated "BBB" or higher at December 31, 1999. U.S. Government agency securities increased from $17.0 million (5.7% of the securities portfolio) to $58.1 million (15.0% of the securities portfolio) at December 31, 1999. The increase in U.S. Government agency securities (all rated "AAA") can be attributed to favorable risk-weighting treatment for regulatory capital purposes. Non-marketable equity securities are comprised mainly of stock issued by the FHLB of New York and the Federal Reserve Bank of New York and are carried at cost as they may only be resold to the issuers of the securities.

LOANS AND LEASES

     The Company provides a full range of loan products through the branch offices and main office functions. The main office is responsible for the larger commercial, agricultural and various indirect consumer loans. The direct lending activities of the branches are focused on individual and small to medium size businesses within their market areas. Consistent with the focus on providing community-banking services, the Company generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area.

     At December 31, 1999, net loans and leases receivable amounted to $449.1 million, a $76.5 (20.5%) increase over the balance of $372.6 million at December 31, 1999. Loans secured by real estate increased from $164.9 million at December 31, 1998 to $207.8 million at December 31, 1999. Loans secured by real estate represented 45.4% of total loans and leases at December 31, 1999 compared to 43.3% at December 31, 1998. Other loans increased from $218.7 million at December 31, 1998 to $255.8 million at December 31, 1999. Other loans represented 55.9% of total loans and leases at December 31, 1999 compared to 57.4% at December 31, 1998. Net deferred loan fees/costs and unearned discount increased from ($2.6) million at December 31, 1998 to ($6.0) million at December 31, 1999, due mainly to the unearned discount associated with lease receivables, which increased 74.8% during 1999.

     Loans secured by real estate increased $42.9 million (26.0%) during 1999. One-to-four family residential real estate increased $21.3 million from $62.7 million at December 31, 1998 to $83.9 million at December 31, 1999. The increase in one-to-four family residential real estate can be attributed to the change in the Company's delivery structure and the purchase of $8.0 million in out-of-market one-to-four family residential real estate loans in December 1999. In 1999, the Company employed three mortgage loan originators who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's customer service representatives are trained to refer potential mortgage customers to the mortgage loan originators. Commercial and agricultural real estate increased $22.7 million, from $73.7 million at December 31, 1998 to $96.3 million at December 31, 1999. The increase in commercial and agricultural real estate can be attributed to an increase in the Company's market area and an increase in the number of commercial loan officers employed by the Company. The Company has two loan production offices located in Schenectady (opened in 1998) and Saratoga (opened in 1999) counties and acquired 5 branches from Astoria in 1999 located in Otsego and Chenango counties.

     Other loans increased $37.2 million, from $218.7 million at December 31, 1998 to $255.8 million at December 31, 1999. The increase in other loans in 1999 was due primarily to the increase in lease receivables (secured by automobiles), which increased $32.5 million (74.8%), from $43.5 million at December 31, 1999 to $76.0 million at December 31, 1999. The Company has a lease program offered to various automobile dealers across upstate New York State that has been expanded in 1999 and led to the increase. Commercial and agricultural loans increased from $51.6 million at December 31, 1998 to $60.0 million at December 31, 1999. The increase in commercial and agricultural loans can be attributed to an increase in the Company's market area and an increase in the number of commercial loan officers employed by the Company. Manufactured housing loans decreased $5.2 million in 1999, which was consistent with the Company's plan to de-emphasize lending in manufactured housing. Consumer loans decreased $1.6 million in 1999 as the Company sold its $3.9 million credit card portfolio in December 1999.

                      SUMMARY OF LOAN AND LEASE PORTFOLIO

                                                          AT DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Secured by real estate:
  One-to-four family................  $ 83,949    $ 62,675    $ 58,800    $ 61,413    $ 63,545
  Commercial and agricultural.......    96,309      73,659      62,139      57,444      53,698
  Construction......................     2,286       3,643       1,378       1,028       1,735
  Home equity.......................    25,183      24,893      24,059      22,068      18,395
                                      --------    --------    --------    --------    --------
                                       207,727     164,870     146,376     141,953     137,373
                                      --------    --------    --------    --------    --------
Other loans:
  Commercial and agricultural.......    59,995      51,637      48,888      48,552      48,875
  Manufactured housing..............    55,774      60,975      61,519      61,621      59,890
  Lease receivables.................    76,002      43,486      23,524      13,144       8,750
  Tax-exempt........................     6,116       2,989       3,861       4,932       5,277
  Consumer..........................    57,944      59,573      62,638      50,103      55,089
                                      --------    --------    --------    --------    --------
                                       255,831     218,660     200,430     178,352     177,881
                                      --------    --------    --------    --------    --------
Net deferred loan fees/costs and
  unearned discount.................    (5,965)     (2,577)        (96)        938       1,363
                                      --------    --------    --------    --------    --------
  Total loans.......................   457,593     380,953     346,710     321,243     316,617
Allowance for loan and lease
  losses............................    (8,529)     (8,384)     (8,378)     (8,367)     (8,463)
                                      --------    --------    --------    --------    --------
  Net loans and leases receivable...  $449,064    $372,569    $338,332    $312,876    $308,154
                                      ========    ========    ========    ========    ========

     Loan concentrations greater than 10% of the total loan and lease portfolio at December 31, 1999 are as follows: commercial and agricultural real estate of $96.3 million or 21.0%, one-to-four family residential real estate loans of $83.9 million or 18.3%, lease receivables of $76.0 million or 16.6%, commercial and agricultural loans of $60.0 million or 13.1%, manufactured housing of $55.8 million or 12.2%, and consumer loans of $57.9 million or 12.7%.

     The following table sets forth the earlier of maturity/re-pricing dates for the Company's loan portfolio. The table does not take into account possible pre-payments or scheduled principal amortization:

                                                              RESIDENTIAL
                                                                 REAL        ALL OTHER
                                                                ESTATE         LOANS
                                                              -----------    ---------
Within one year.............................................    $27,406      $127,581
More than one year to five years............................      2,982       159,169
More than five years to fifteen years.......................     28,912        57,205
Greater than fifteen years..................................     24,649        29,697
                                                                -------      --------
Total.......................................................    $83,949      $373,652
                                                                =======      ========

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents Management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, Management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses. Management monitors the adequacy of the allowance through the use of a process designed to comply with the requirements of the OCC as published periodically in its Banking Circular, the Instructions for Preparation of Reports of Condition and Income, and the AICPA's Audit and Accounting Guide.

     The determination of the adequacy of the allowance is necessarily an estimate. Adverse local, regional or national economic conditions, change in interest rates, population, products and other factors can all adversely affect future loan delinquency rates. Unforeseen conditions could require adjustments to the allowance through additional loan loss provisions. Net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to increase the allowance based upon their judgment of the information available to them at the time of their examination.

     Loans considered doubtful of collection by Management are placed on non-accrual status for the recording of interest. Generally, commercial-type loans are placed on non-accrual status when principal and/or interest is 90 days or more past due and loans secured by residential real estate are placed on non-accrual status when principal and/or interest is 120 days or more past due, except for those loans which, in Management's judgment, are well secured and in the process of collection. Consumer loans are generally not placed on non-accrual status and are generally charged-off when 180 days past due. Previously accrued income that has not been collected is generally reversed from current income. Interest received on non-accrual loans is applied to reduce the carrying amount of the loan or, if principal is considered fully collectible, recognized as interest income. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of Management, the loans are considered to be fully collectible as to principal and interest. Total non-performing loans at December 31, 1999 were $5.9 million, representing 1.3% of the total loan portfolio, as compared to $5.3 million or 1.4% of the loan portfolio at December 31, 1998.

     The Company's historic levels of non-performing loans and charge-offs have been above industry averages, due in part to the Company's manufactured housing and commercial lending portfolios; however, management believes that the allowance for loan losses is sufficient to provide for losses inherent in the loan portfolio.

                              NON-PERFORMING LOANS

                                                               AT DECEMBER 31,
                                                ----------------------------------------------
                                                 1999      1998      1997      1996      1995
                                                ------    ------    ------    ------    ------
                                                                (IN THOUSANDS)
Non-accrual loans:
  Secured by real estate......................  $3,378    $1,652    $1,943    $2,367    $2,637
  Other loans.................................   1,834     2,344       164       886       441
                                                ------    ------    ------    ------    ------
     Total non-accrual loans..................   5,212     3,996     2,107     3,253     3,078
                                                ------    ------    ------    ------    ------
Accruing loans contractually past due 90 days
  or more.....................................     722     1,279     2,386     1,226       885
                                                ------    ------    ------    ------    ------
          Total non-performing loans..........  $5,934    $5,275    $4,493    $4,479    $3,963
                                                ======    ======    ======    ======    ======

     Information regarding foregone interest on the above non-accrual loans follows:

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                        1999    1998    1997    1996    1995
                                                        ----    ----    ----    ----    ----
                                                                   (IN THOUSANDS)
Interest recognized...................................  $244    $ 71    $ 21    $ 28    $  5
Foregone interest.....................................   164     318     190     125     147
                                                        ----    ----    ----    ----    ----
Interest income that would have been recognized
  at original terms...................................  $408    $389    $211    $153    $152
                                                        ====    ====    ====    ====    ====

     The following table summarizes the changes in the allowance for loan losses:

                           ALLOWANCE FOR LOAN LOSSES

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1999      1998      1997      1996      1995
                                                ------    ------    ------    ------    ------
                                                                (IN THOUSANDS)
Balance at the beginning of the year..........  $8,384    $8,378    $8,367    $8,463    $8,292
Provision charged to operations...............   1,456       773       275       635       965
Charge-offs:
  Agricultural loans..........................      82        41        77       184        35
  Commercial loans............................     214       220       326       361        18
  Credit cards................................     191       160       274        92        81
  Consumer loans(1)...........................   1,199       904       854       660     1,181
                                                ------    ------    ------    ------    ------
  Total charge-offs...........................   1,686     1,325     1,531     1,297     1,315
                                                ------    ------    ------    ------    ------
Recoveries:
  Agricultural loans..........................      --        31        16        21        43
  Commercial loans............................      75       144       928       203       118
  Credit cards................................      49        46        43        35        39
  Consumer loans(1)...........................     251       337       280       307       321
                                                ------    ------    ------    ------    ------
  Total recoveries............................     375       558     1,267       566       521
                                                ------    ------    ------    ------    ------
Net charge-offs...............................   1,311       767       264       731       794
                                                ------    ------    ------    ------    ------
Balance at end of year........................  $8,529    $8,384    $8,378    $8,367    $8,463
                                                ======    ======    ======    ======    ======
Ratio of net charge-offs to average loans
  outstanding.................................    0.32%     0.21%     0.08%     0.23%     0.26%
Allowance for loan loss as a percentage of
  total loans at year end.....................    1.86%     2.20%     2.42%     2.60%     2.67%

---------------
(1) Includes residential real estate

     The following table sets forth the allocation of the allowance for loan losses by category, as well as the percentage of loans in each category to total loans, as prepared by the Company. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                                        AT DECEMBER 31,
                       ---------------------------------------------------------------------------------
                           1999             1998             1997             1996             1995
                       -------------    -------------    -------------    -------------    -------------
                                                    (DOLLARS IN THOUSANDS)
Secured by real
  estate.............  $2,996     45%   $2,581     43%   $2,797     42%   $2,486     44%   $2,375     43%
Installment and other
  consumer loans.....   2,484     42%    1,960     43%    1,114     44%      758     41%      805     42%
Commercial and
  agricultural
  loans..............   1,370     13%    1,491     14%    1,460     14%    1,170     15%    1,155     15%
Other qualitative
  factors............   1,679     --     2,352     --     3,007     --     3,953     --     4,128     --
                       ------    ---    ------    ---    ------    ---    ------    ---    ------    ---
                       $8,529    100%   $8,384    100%   $8,378    100%   $8,367    100%   $8,463    100%
                       ======    ===    ======    ===    ======    ===    ======    ===    ======    ===

DEPOSITS

     The Company's primary source of funds is deposits. The Company offers deposit accounts having a range of interest rates and terms. The Company offers transaction accounts, savings accounts, money market accounts, N.O.W. accounts, and certificate of deposit accounts with various terms. The Company only solicits deposits from its primary market area and depositors includes individuals, local governments and businesses.

     The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on experience, the Company believes that its transaction accounts, savings accounts and money market accounts are relatively stable source of deposits. However, the ability of the Company to attract and maintain certificates of deposits, as well as the rates paid on those deposits, has been and will continue to be significantly affected by market conditions. The following table is a summary of average deposits and average rates paid:

                    AVERAGE DEPOSITS AND AVERAGE RATES PAID

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                             1999                1998                1997
                                       ----------------    ----------------    ----------------
                                       AVERAGE             AVERAGE             AVERAGE
                                       BALANCE     RATE    BALANCE     RATE    BALANCE     RATE
                                       --------    ----    --------    ----    --------    ----
                                                        (DOLLARS IN THOUSANDS)
Non-interest bearing deposits........  $ 62,971      --    $ 56,952      --    $ 50,287      --
NOW and money market accounts........   145,207    2.67%    122,898    2.87%    109,269    2.87%
Savings accounts.....................   117,016    2.78%    100,852    2.82%     98,664    2.85%
Time deposits........................   358,107    5.24%    320,581    5.78%    271,578    5.73%
                                       --------    ----    --------    ----    --------    ----
                                       $683,301    3.79%   $601,283    4.14%   $529,798    4.06%
                                       ========    ====    ========    ====    ========    ====

     The following table is a summary of deposits:

                                                          AT DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Non-interest bearing deposits.......  $ 58,064    $ 66,339    $ 49,358    $ 50,313    $ 47,234
                                      --------    --------    --------    --------    --------
Interest-bearing deposits:
  NOW accounts......................    96,234      76,896      65,519      60,106      46,862
  Savings accounts..................   136,150     102,446      97,604      98,440      94,582
  Money market accounts.............    64,351      52,618      40,043      38,557      38,964
  Time deposits of $100,000 or
     more...........................   184,594     120,917     114,371     110,145     117,189
  Other time deposits...............   256,851     208,926     171,577     151,656     151,480
                                      --------    --------    --------    --------    --------
  Total interest-bearing deposits...   738,180     561,803     489,114     458,904     449,077
                                      --------    --------    --------    --------    --------
          Total deposits............  $796,244    $628,142    $538,472    $509,217    $496,311
                                      ========    ========    ========    ========    ========

     The increase in total deposits from $628.1 million at December 31, 1998 to $796.2 million at December 31, 1999 can be attributed to the acquisition of five bank branches from Astoria on August 27, 1999. The Company assumed from Astoria, all customer-related deposits maintained at the branches totaling approximately $155.7 million. The breakdown of deposits liabilities acquired in the third quarter from Astoria were $2.5 million in non-interest bearing deposits, $24.5 million in NOW and money market accounts, $25.1 million in savings accounts, and $103.5 million in time deposits.

     The contractual maturity for time deposits of $100,000 or more is as follows at December 31, 1999:


Less than or equal to three months..............     109,505
Three months through six months.................      42,654
Six months through twelve months................      18,280
Over twelve months..............................      14,155
                                                    --------
                                                    $184,594
                                                    ========

BORROWINGS

     Although deposits are the Company's primary source of funds, the Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several Bank customers in the ordinary course of business. Further information concerning repurchase agreements is located in note 7 to the consolidated financial statements. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. See "Liquidity".

     The Company has $1.5 million in long-term borrowings with the Federal Home Loan Bank of New York at December 31, 1999. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial Revenue Bonds to fund the construction of its administrative and operations complex. As of December 31, 1999, the remaining balance on the bonds was $4.6 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025. See also note 8 to the consolidated financial statements.

CAPITAL RESOURCES

     In 1999, the Company added $6.3 million to equity through net income and returned $2.8 million to its stockholders in the form of dividends. The Company's goal is to maintain a strong capital position to support its growth and expansion activities. In June 1999, the Company established a trust to issue and sell $18.0 million in capital securities which represents Tier I capital to the Company. The Company's principal source of funds to pay cash dividends, cost of the capital securities and to service long-term debt requirements is dividends from its subsidiary Bank. Various laws and regulations restrict the ability of Bank to pay dividends to the Company.

     Important indicators of capital adequacy for the Bank are Tier I Risk-Based Capital, Total Risk Based Capital and the Leverage ratio. Tier I Capital consists of common stock and qualifying stockholders' equity. Total Risk-Based Capital consists of Tier I Capital and a portion of the allowance for loan and lease losses. The Leverage ratio is calculated by dividing Tier I Risk-Based Capital into quarterly average assets (as defined). In accordance with regulatory guidelines, regulatory capital does not include the net unrealized gain or loss on securities available for sale included in equity. All of the Bank's regulatory capital ratios exceed the required minimums.

     On February 18, 2000, the Company announced its intention to extend the repurchase program announced in 1997 and to purchase up to 754,087 shares of its stock in the open market during the period from March 16, 2000 to March 15, 2001. During 1999, 88,179 shares were repurchased at a cost of $1.4 million. The repurchased shares will be held in treasury stock but may be reissued in the future in connection with the Company's Dividend Reinvestment Plan, to satisfy the exercise of stock options, or for other corporate purposes, such as acquisitions.

     In May 1998, the Board of Directors approved a two-for-one stock split, and an amendment to the Certificate of Incorporation to change the par value of the Company's stock at the Annual Meeting. The two-for-one stock split was paid on June 30, 1998.

IMPACT OF THE YEAR 2000

     The Year 2000 Problem or the Millennium Bug as it has come to be known stems from legacy systems created in the 60's, 70's and 80's. During this period computer hardware was relatively expensive with much less computing power than can be found in most desktop PC's today. Computer storage space was considered a premium and programmers saved space by entering only the last two digits of a year, assuming the century two digits to be 19. Thus the basic problem, computers may assume "00" to be "1900" rather than "2000". The total budget for Year 2000 testing was set at $40,000. For the year ended December 31, 1999, the Company has expended $29,000 on Year 2000 testing. These figures do not account for personnel time involved with the installation and testing of these systems. The Company has funded its Year 2000 related expenditures out of general operating sources and expensed them as incurred.

     Subsequent to December 31, 1999, we experienced no significant events, nor received any significant reports indicating any material Y2K issues. We are unaware of any uncorrected problems regarding the Y2K issue at this time, but will continue to monitor for any potential problems throughout 2000.

LIQUIDITY

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

     Asset and liability management functions not only to assure adequate liquidity in order to meet the needs of our customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities in order to generate an appropriate return to stockholders. The asset portion of the balance sheet provides liquidity primarily through loan, mortgage backed security and collateralized mortgage obligation principal repayments, maturities and calls of securities and sales from the available for sale and trading portfolios. Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company

     Investing activities used $176.5 million in 1999 as the Company continued to leverage its balance sheet by increasing earning assets, principally $87.7 million in securities and $76.5 million in loans. Financing activities provided $179.2 million as the Company experienced increases in deposits (due mainly to the Astoria branch acquisition) and borrowings, issuance of capital securities, somewhat offset by the purchase of treasury stock and the payment of dividends. For more information concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

     For liquidity management, unused lines of credit totaling $85.5 million were maintained at year-end 1999.

INFLATION

     The consolidated financial statements and related consolidated financial information presented in this annual report have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended, the statement is effective for fiscal years beginning after June 15, 2000. Management is reviewing the statement to determine what impact this statement will have on the Company's accounting and disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears above in Item 7 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of KPMG LLP, dated January 28, 2000, appearing on pages 34 through 61 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders on May 4, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will appear under the caption "Executive Compensation" and "Transactions with Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of stockholders on May 4, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear under the caption "Common Stock Ownership" in the Company's definitive proxy statement for the annual meeting of stockholders on May 4, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear under the caption "Transactions with Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of stockholders on May 4, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of CNB Financial Corp. and subsidiaries are incorporated herein by reference to the indicated pages in this report.

CONSOLIDATED FINANCIAL STATEMENTS                               PAGE
---------------------------------                               ----
Report of Management........................................      33
Independent Auditors' Report................................      35
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................      36
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................      37
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......      38
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................      39
Notes to Consolidated Financial Statements..................      40

---------------
     (2) Financial statement schedules are omitted because the required information is either not applicable or is set forth elsewhere in the consolidated financial statements.

     (3) List of Exhibits

EXHIBIT NUMBER REFERRED TO                               DESCRIPTION OF
IN ITEM 601 OF REGULATION S-K                               EXHIBIT
-----------------------------                            --------------
            3(i)                  Certificate of Incorporation of Registrant, previously filed with the Commission on March 4, 1992 as Exhibit B to the
                                  Corporation's Registration Statement on Form S-4 (No.
                                  33-45522), and incorporated herein by reference.
           3(ii)                  Bylaws of Registrant, previously filed with the Commission on March 4, 1992 as Exhibit C to the Corporation's
                                  Registration Statement on Form S-4 (No. 33-45522), and
                                  incorporated herein by reference.
             4.1                  Instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries are not filed as
                                  exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Corporation.
                                  The Corporation undertakes to file these instruments with
                                  the Commission upon request.
            10.1                  "Senior Executive Severance Agreements" (signed as of March
                                  31, 1998) for Messrs. Brass and Corso as material,
                                  agreements incorporated herein by reference from
                                  Registrant's Form 10-K (file number 33-4552, filed March 31,
                                  1999).
              11                  Statements regarding computation of per share earnings
                                  (incorporated herein by reference to footnote 16 in the
                                  consolidated financial statements).
              13                  1999 Consolidated Financial Statements
              21                  Subsidiaries of the Registrant (submitted with electronic
                                  filing only)
              23                  Consent of KPMG LLP (submitted with electronic filing only)
              27                  Financial Data Schedule (submitted with electronic filing
                                  only)

---------------
     (b) During the three-month period ended December 31, 1999, the Registrant filed no current report on Form 8-K.

     (c) See 14(a)(3) above.

     (d) See 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNB FINANCIAL CORP.

                                          By: /s/ DONALD L. BRASS
                                            ------------------------------------
                                            Donald L. Brass
                                            President
                                            Dated: March 20, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                        TITLE                     DATE
                     ---------                                        -----                     ----
By /s/ DONALD L. BRASS                                 President and Director                  3/20/00
---------------------------------------------------
Donald L. Brass

By /s/ PETER J. CORSO                                  Executive Vice President and            3/20/00
---------------------------------------------------    Treasurer
Peter J. Corso

By /s/ VAN NESS D. ROBINSON                            Chairman                                3/20/00
---------------------------------------------------
Van Ness D. Robinson

By /s/ JOHN P. WOODS, JR.                              Vice Chairman                           3/20/00
---------------------------------------------------
John P. Woods, Jr.

By /s/ J. CARL BARBIC                                  Director                                3/20/00
---------------------------------------------------
J. Carl Barbic

By /s/ DAVID J. NOLAN                                  Director                                3/20/00
---------------------------------------------------
David J. Nolan

By /s/ JOSEPH A. SANTANGELO                            Director                                3/20/00
---------------------------------------------------
Joseph A. Santangelo