Form 10-Q
period 2000-03-31
CNB FINANCIAL CORP /NY/
filed 2000-05-12
CIK 883756

Central National Bank, Canajoharie
Form 10-Q

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

                 For the Quarterly period ending March 31, 2000


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

                    Yes     X    No
                          -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Number of shares outstanding
                     Class                        on April 30, 2000
                     -----                        -----------------
         Common Stock, $1.25 par value                 7,505,704

================================================================================

                                                                                                     Page
PART I.  FINANCIAL INFORMATION


         Item 1.   Consolidated Interim Financial Statements and Notes (unaudited)

                   1. Consolidated Balance Sheets                                                     3.

                   2. Consolidated Statements of Income                                               4.

                   3. Consolidated Statements of Cash Flows                                           5.

                   4. Notes to Consolidated Interim Financial Statements                             6.-7.

         Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                  7. - 20.

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     20. - 22.




PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings                                                                 23.

         Item 2.   Changes in Securities and Use of Proceeds                                         23.

         Item 3.   Defaults Upon Senior Securities                                                   23.

         Item 4.   Submission of Matters to a Vote of Security Holders                               23.

         Item 5.   Other Information                                                                 23.

         Item 6.   Exhibits and Reports on Form 8-K                                                  23.



SIGNATURES                                                                                           24.

                    Part 1. Financial Information

               Item 1. Consolidated Financial Statements

                      CNB Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                        March 31,        December 31,
                                                                                          2000               1999
                                                                                      --------------     --------------
Assets

Cash and due from banks                                                                    $ 15,806           $ 25,051
Federal funds sold                                                                                -              6,150
                                                                                      --------------     --------------
  Cash and cash equivalents                                                                  15,806             31,201
                                                                                      --------------     --------------

Securities available for sale, at fair value                                                405,263            387,765
Net loans & leases receivable                                                               468,039            449,064
Accrued interest receivable                                                                   6,873              6,281
Premises and equipment, net                                                                  13,110             12,999
Other real estate owned and repossessed assets                                                1,103              1,258
Goodwill                                                                                     19,135             19,428
Other assets                                                                                  6,501              6,176
                                                                                      --------------     --------------
               Total assets                                                               $ 935,830          $ 914,172
                                                                                      ==============     ==============

Liabilities, Guaranteed Preferred Beneficial Interests in Company's
Junior Subordinated Debentures and Stockholders' Equity

Noninterest-bearing deposits                                                               $ 65,217           $ 58,064
Interest-bearing deposits                                                                   750,946            738,180
                                                                                      --------------     --------------
  Total deposits                                                                            816,163            796,244
                                                                                      --------------     --------------

Short-term borrowings:
               Securities sold under agreements to repurchase                                10,632             29,054
               Borrowings from FHLB                                                          19,850                  -
               Borrowings from the U.S. Treasury                                                536                530
                                                                                      --------------     --------------
  Total short-term borrowings                                                                31,018             29,584
                                                                                      --------------     --------------

Long-term borrowings                                                                          6,010              6,103
Other liabilities                                                                             9,804              9,618
                                                                                      --------------     --------------
               Total liabilities                                                            862,995            841,549
                                                                                      --------------     --------------

Guaranteed preferred beneficial interests in Company's
  junior subordinated debentures ("Capital Securities")                                      18,000             18,000

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
       (7,805,128 shares issued at March 31, 2000 and
       December 31, 1999)                                                                     9,756              9,756
Additional paid-in capital                                                                    6,202              6,202
Retained earnings                                                                            49,771             48,265
Accumulated other comprehensive loss                                                         (5,959)            (5,075)
Treasury stock, at cost (287,621 shares at March 31, 2000 and 268,263
                            at December 31, 1999)                                            (4,935)            (4,525)
                                                                                      --------------     --------------
               Total stockholders' equity                                                    54,835             54,623
                                                                                      --------------     --------------
               Total liabilities, guaranteed preferred beneficial
               interests in Company's junior subordinated
               debentures and stockholders' equity                                        $ 935,830          $ 914,172
                                                                                      ==============     ==============

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                                   Three months ended
                                                                              March 31,          March 31,
                                                                                 2000               1999
                                                                             -------------      -------------
Interest and dividend income:
               Loans & leases, including fees                                     $ 9,650            $ 8,389
               Securities:
                            Taxable                                                 6,483              3,672
                            Nontaxable                                                751                933
               Federal funds sold and other                                            87                 33
                                                                             -------------      -------------
                                                                                   16,971             13,027
                                                                             -------------      -------------

Interest expense:
               Deposits                                                             7,971              6,065
               Short-term borrowings                                                  380                165
               Long-term borrowings                                                    93                 85
                                                                             -------------      -------------
                                                                                    8,444              6,315
                                                                             -------------      -------------

               Net interest income                                                  8,527              6,712

Provision for loan and lease losses                                                   420                270

                                                                             -------------      -------------
               Net interest income after provision for loan losses                  8,107              6,442
                                                                             -------------      -------------

Non-interest income:
               Service charges on deposit accounts                                    580                499
               Net gain on securities transactions                                    319                 71
               Other                                                                  502                520
                                                                             -------------      -------------
                                                                                    1,401              1,090
                                                                             -------------      -------------
Non-interest expense:
               Salaries and employee benefits                                       2,677              2,404
               Occupancy and equipment                                                712                572
               Data processing                                                        636                571
               Professional fees                                                      212                245
               Advertising and marketing                                              163                 61
               Postage and courier                                                    155                128
               Office supplies and stationary                                         158                172
               Other real estate owned and repossessed assets                         233                151
               Goodwill amortization                                                  332                  -
               Capital securities                                                     415                  -
               Other                                                                  848                715
                                                                             -------------      -------------
                                                                                    6,541              5,019
                                                                             -------------      -------------

Income before income tax expense                                                    2,967              2,513

Income tax expense                                                                    783                662
                                                                             -------------      -------------
               Net income                                                         $ 2,184            $ 1,851
                                                                             =============      =============

Earnings per share:
               Basic                                                               $ 0.29             $ 0.24
               Diluted                                                             $ 0.29             $ 0.24

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                      Three months ended
                                                                                                March 31,          March 31,
                                                                                                  2000               1999
                                                                                              -------------      -------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
               Net income                                                                          $ 2,184             $1,851
               Adjustments to reconcile net income to net cash
                provided by operating activities:
                            Depreciation and amortization                                              678                351
                            Provision for loan and lease losses                                        420                270
                            Net gain on securities transactions                                       (319)               (71)
                            Net loss on sales and writedowns of other real estate
                                owned and repossessed assets                                            63                 39
                            Purchases of trading securities                                              -            (15,153)
                            Proceeds from sales of trading securities                                    -             15,164
                            (Increase) decrease in accrued interest receivable                        (592)                29
                            Net change in other assets and other liabilities                           225              1,572
                                                                                              -------------      -------------
                                         Net cash provided by operating activities                   2,659              4,052
                                                                                              -------------      -------------

Cash flows from investing activities:
               Purchases of securities:
                            Available for sale                                                     (45,613)           (37,497)
                            Held to maturity                                                             -             (5,110)
               Proceeds from sales of securities:
                            Available for sale                                                      19,415             26,619
               Proceeds from maturities and calls of securities:
                            Available for sale                                                       7,733             11,647
                            Held to maturity                                                             -              4,504
               Net loans and leases made to customers                                              (19,972)            (5,500)
               Proceeds from sales of other real estate owned and
                   repossessed assets                                                                  669                235
               Purchases of premises and equipment                                                    (458)               (77)
                                                                                              -------------      -------------
                                         Net cash (used) in investing activities                   (38,226)            (5,179)
                                                                                              -------------      -------------

Cash flows from financing activities:
               Net increase (decrease) in deposits                                                  19,919             (1,520)
               Net increase in short term borrowings                                                 1,434              5,673
               Payments on long-term borrowings                                                        (93)               (89)
               Dividends paid                                                                         (678)              (607)
               Proceeds from issuance of shares for options and Dividend Reinvestment Plan               -                239
               Purchases of treasury stock                                                            (410)              (424)
                                                                                              -------------      -------------
                                         Net cash provided by financing activities                  20,172              3,272
                                                                                              -------------      -------------

Net (decrease) increase in cash and cash equivalents                                               (15,395)             2,145
Cash and cash equivalents at beginning of period                                                    31,201             16,128
                                                                                              -------------      -------------
Cash and cash equivalents at end of period                                                        $ 15,806            $18,273
                                                                                              =============      =============

See accompanying notes to unaudited consolidated interim financial statements.

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements
           (All dollar amounts in thousands other than per share data, except when otherwise noted)



1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

     The following table provides the calculation of basic and diluted EPS for the three months ended March 31:

                                            Three Months Ended 3/31/00       Three Months Ended 3/31/99
                                                    Weighted    Per                   Weighted   Per
                                              Net    Average   Share            Net    Average  Share
     (in thousands, except per share data)  Income   Shares    Amount         Income   Shares   Amount
     --------------------------------------------------------------------------------------------------
     Basic EPS:
         Net income available to
            common stockholders             $2,184    7,533    $0.29          $1,851   7,567    $0.24
     Effect of dilutive securities:
         Stock options                                   26                               40
                                            -----------------------------------------------------------
     Diluted EPS                            $2,184    7,559    $0.29          $1,851   7,607    $0.24
                                            ===========================================================

3. Comprehensive Income - Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in stockholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     Total comprehensive income for the three months ended March 31, 2000 and 1999 was $1.3 million and $2.7 million, respectively.

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

General
-------

CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (Bank) which became the wholly owned subsidiary of the Company. The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty nine branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Oneida, Otsego, Schoharie, Saratoga and Schenectady. In 1996, Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

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

f. The introduction, withdrawal, success and timing of business initiatives and strategies, several of which are in early stages and therefore susceptible to greater uncertainty than more mature businesses; and

g. Ability of the Bank to implement successfully its strategy to increase the level of loans on its balance sheet at acceptable levels of risk.

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

Results of Operations
---------------------

Net income for the quarter ended March 31, 2000 amounted to $2.184 million, an 18.0% increase over the $1.851 million reported for the quarter ended March 31, 1999. Basic and diluted earnings per share amounted to $.29 for the quarter ended March 31, 2000 compared to basic and diluted earnings per share of $.24 for the quarter ended March 31, 1999, an increase of 20.8%. The percentage increase in earnings per share exceeded the percentage increase in net income as a result of the Company's repurchase program (including 24,312 shares of common stock repurchased during the quarter ended March 31, 2000). Return on average assets and return on average equity for the quarter ended March 31, 2000 were 0.95% and 15.86% compared to 1.03% and 13.04% for the same period in 1999.

Net interest income increased $1.815 million (27.0%) from $6.712 million for the quarter ended March 31, 1999 to $8.527 million for the quarter ended March 31, 2000. The increase was principally due to a $188.460 million increase in average earning assets which was funded primarily from the funds received from the acquisition of five bank branches and related deposits amounting to $155.700 million from Astoria Federal Savings and Loan Association in August of 1999. The Company's net interest margin on a tax equivalent basis for the quarter ended March 31, 2000 was 4.01%, down eight basis points from 4.09% for the quarter ended March 31, 1999.

The Company's provision for loan and lease losses was $420,000 for the quarter ended March 31, 2000 as compared to $270,000 for the quarter ended March 31, 1999, an increase of 55.6%. The increase in the provision can be attributed to the growth in the loan and lease portfolio as well as an increase in net loan charge-offs. The allowance for loan and lease losses was $8.615 million, or 1.81% of period end loans and leases at March 31, 2000, as compared to $8.390 million, or 2.18% of period end loans and leases at March 31, 1999. The allowance for loan and lease losses as a percentage of non-performing loans was 177.6% at March 31, 2000 as compared to 169.2% at March 31, 1999.

Non-interest income amounted to $1.401 million for the quarter ended March 31, 2000 compared to $1.090 million for the quarter ended March 31, 1999, an increase of $311,000 or 28.5%. The primary reason for the increase in non-interest income can be attributed to net gains on the sale of securities available for sale. Net gain on securities transactions amounted to $319,000 for the quarter ended March 31, 2000 compared to $71,000 for the quarter ended March 31, 1999, an increase of $248,000. The increase in net gains on securities transactions can be attributed to the sale of approximately $6.548 million in tax-exempt securities, which resulted in $241,000 in securities gains. The sale of tax-exempt securities is consistent with the Company's plan to reduce its holdings in these types of securities due mainly to tax planning strategies. Service charges on deposit accounts increased $81,000 from $499,000 for the quarter ended March 31, 1999 to $580,000 for the quarter ended March 31, 2000. The increase in service charges on deposit accounts was due mainly to branch expansion, as the Company had 29 branches in operations during the quarter ended March 31, 2000 compared to 20 branches during the quarter ended March 31, 1999.

Non-interest expenses were $6.541 million for the quarter ended March 31, 2000, an increase of $1.522 million from the $5.019 million for the same period in 1999. Capital securities expense and goodwill amortization amounted to $415,000 and $332,000, respectively, for the quarter ended March 31, 2000 compared to $0 for the same period in 1999. These expenses are a result of the capital securities offering and the Astoria branch acquisition that occurred in August of 1999. Salaries and employee benefits increased $273,000 from $2.404 million for the quarter ended March 31, 1999 to $2.677 million for the quarter ended March 31, 2000. The increase in salaries and benefits can be attributed to an increase in full-time equivalent employees, which resulted from branch expansion. Occupancy and equipment and advertising and marketing increased $140,000 and $102,000, respectively, for the quarter ended March 31, 2000 when compared to the same period in 1999. The increases are due mainly to the branch expansion, as the Company had 29 branches in operations during the quarter ended March 31, 2000 compared to 20 branches during the quarter ended March 31, 1999. Additionally, these branches are located in new markets, which required expenditures for advertising and marketing campaigns.

Other expenses increased $133,000 from $715,000 for the quarter ended March 31, 1999 to $848,000 for the quarter ended March 31, 1999. The increase in other expenses resulted mainly from an increase in losses incurred on the sale of vehicles sold at the end of the lease term of $47,000, insurance on leased vehicles of $20,000 and tele-communications expense of $24,000. The increase in expenses related to lease vehicle receivables is a result of the growth in the lease vehicle receivables portfolio, which has increased from $47.957 million at March 31, 1999 to $83.692 million at March 31, 2000. This increase in the lease vehicle receivables portfolio has resulted in an increase in the number of vehicles that are sold when the lease term expires and insurance costs. The Company anticipates the level of expense related to lease vehicle receivables to increase as the portfolio continues to grow. The increase in tele-communications is a result of the branch expansion.

Income tax expense was $783,000 for the quarter ended March 31, 2000 up $121,000 from the $662,000 recognized in the same period in 1999. The effective tax rate for the first quarter of 2000 and 1999 was 26.4% and 26.3%, respectively.

Net Interest Income
(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

FTE net interest income for the quarter ended March 31, 2000 amounted to $8.777 million, up 25.0% over the same 1999 period due primarily to growth in earning assets. The net interest margin and interest rate spread were 4.01% and 3.52%, respectively, for the quarter ended March 31, 2000 compared to 4.09% and 3.48% for the same period in 1999. The yield on earning assets for the quarter ended March 31, 2000 was 7.86% compared to 7.76% for the same period in 1999. The rate paid on interest-bearing liabilities was 4.34% for the quarter ended March 31, 2000 compared to 4.28% for the same period in 1999.

The yield on loans and leases receivable for the quarter ended March 31, 2000 was 8.28%, a 47 basis point decrease when compared to the same period in 1999. Despite the decrease in yield on loans and leases receivable, FTE interest income on loans and leases receivable was $9.670 million for the quarter ended March 31, 2000 an increase of $1.271 million (15.1%) when compared to the $8.399 million for the same period in 1999. The increase in FTE interest income on loans and leases receivable can be attributed to the growth in loans and leases receivable, which increased from an average balance of $383.913 million for the quarter ended March 31, 1999 to $466.888 million for the quarter ended March 31, 2000, an increase of $82.975 million (21.6%). The increase in the average balance of loans and leases was primarily in commercial and agricultural loans (including real estate), which increased from an average balance of $127.953 million for the quarter ended March 31, 1999 to $158.992 million for the quarter ended March 31, 2000, leased vehicles receivable (net of unearned interest), which increased from an average balance of $40.320 million for the quarter ended March 31, 1999 to $70.207 million for the quarter ended March 31, 2000, and residential real estate, which increased from an average balance of $58.999 million for the quarter ended March 31, 1999 to $85.601 million for the quarter ended March 31, 2000.

The decrease in the yield on loans and leases receivable of 47 basis points can be attributed to several factors. Higher yielding residential real estate, commercial real estate and commercial loans have been paid off or have been re-financed and have been replaced with new loans, which yield lower rates. Additionally, consistent with the Company's strategy to de-emphasize lending in manufactured housing loans, the loan and lease portfolio has experienced a decline in yield as these products typically have much higher rates compared to lease receivables, a product which has experienced significant growth. To mitigate the decrease in yield, the Company will continue to focus on growth related to lease receivables, residential real estate, and commercial real estate/commercial loans.

The yield on taxable securities increased 118 basis points from 6.28% for the quarter ended March 31, 1999 to 7.46% for the quarter ended March 31, 2000. FTE interest income on taxable securities increased $2.811 million from $3.672 million for the quarter ended March 31, 1999 to $6.483 million for the quarter ended March 31, 2000. The increase in FTE interest income on taxable securities can be attributed to the increase in yield of 118 basis points and an increase in the average balance of taxable securities of $114.021 million, from $233.774 million for the quarter ended March 31, 1999 to $347.795 million for the quarter ended March 31, 2000. The increase in the average balance of taxable securities is due mainly to the acquisition of the Astoria branches and the assumption of related deposit liabilities, which resulted in a net cash payment of $133.900 million in August of 1999. The lower yield on taxable securities is due to accelerated pay-downs on mortgage-backed securities and collaterlized mortgage obligations (CMOs) that resulted from a substantial decrease in long-term mortgage rates which led to a higher than normal re-finance period that occurred at the end of the fiscal year 1998 and into the beginning of fiscal year 1999. As these mortgage-backed securities and CMOs paid down, the amortization of associated premiums was accelerated. Subsequent to the first quarter of 1999, yields on taxable securities have risen, and the Company has invested funds received from the Astoria acquisition, in higher yielding securities when compared to yields for the first quarter of 1999.

The rate paid on interest-bearing liabilities increased 6 basis points from 4.28% for the quarter ended March 31, 1999 to 4.34% for the quarter ended March 31, 2000. The rate paid on interest-bearing deposits increased 3 basis points from 4.25% for the quarter ended March 31, 1999 to 4.28% for the quarter ended March 31, 2000. Interest expense on interest-bearing liabilities increased $1.906 million from $6.065 million for the quarter ended March 31, 1999 to $7.971 million for the quarter ended March 31, 2000. The increase in interest expense is a result of the Astoria branch acquisition in August 1999, which resulted in the assumption of approximately $155.700 million in deposits. The rate paid on money market accounts increased 75 basis points, from 3.52% for the quarter ended March 31, 1999 to 4.27% for the quarter ended March 31, 2000. The increase in the rate paid on money market accounts is due mainly to a municipal money market product which amounted to 65% and 72% of the total average balance of money market accounts for the quarters ended March 31, 2000 and March 31, 1999, respectively. The municipal money market product re-prices weekly and is indexed to an overnight borrowing rate. The average overnight borrowing rate was 4.73% for the quarter ended March 31, 1999 compared to 5.68% for the quarter ended March 31, 2000.

The rate paid on time deposits decreased 13 basis points, from 5.37% for the quarter ended March 31, 1999 to 5.24% for the quarter ended March 31, 2000. The decrease in the rate paid on time deposits is due mainly to the assumption of deposit liabilities associated with the Astoria branch acquisition. Time deposits assumed from Astoria amounted to approximately $103.500 million with a weighted-average rate of 5.31%. The assumption of these deposits offset time deposits that had a rate of 5.92%, which matured during the second and third quarters of 1999. The average balance of municipal time deposits greater than $100,000 amounted to $139.179 million for the quarter ended March 31, 2000 (31% of total average time deposits). If short-term rates continue to rise, the Company anticipates that the rate paid on time deposits will increase, as municipal time deposits greater than $100,000 have terms generally less than six months and re-price more quickly than other time deposit products.

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

Three months ended March 31,                       2000                                       1999
(Dollars in thousands)              Average                    Yield/           Average                    Yield/
                                    Balance       Interest     Rate             Balance       Interest     Rate
                                  --------------------------------------------------------------------------------
Earning assets:
Loans                              $466,888        $9,670      8.28%           $383,913        $8,399      8.75%
Taxable Securities                  347,795         6,483      7.46%            233,774         3,672      6.28%
Tax-exempt Securities                55,266           981      7.10%             67,211         1,233      7.34%
Federal Funds Sold                    6,000            87      5.80%              2,591            33      5.09%
                                   --------        ------      ----            --------        ------      ----
Total Earning assets                875,949        17,221      7.86%            687,489        13,337      7.76%
                                   ========        ------      ----            ========        ------      ----

Interest-bearing liabilities:
Deposits
NOW                                  93,318           417      1.79%             74,442           346      1.86%
Savings                             134,310           949      2.83%            103,043           719      2.79%
Money Market                         68,283           729      4.27%             60,504           532      3.52%
Time Deposits                       448,223         5,876      5.24%            332,638         4,468      5.37%
                                   --------        ------      ----            --------        ------      ----
Total Interest Bearing Deposits     744,134         7,971      4.28%            570,627         6,065      4.25%
                                   --------        ------      ----            --------        ------      ----

Short-term Borrowings                28,760           380      5.29%             13,510           165      4.89%
Long-term Borrowings                  6,045            93      6.15%              6,495            85      5.23%
                                   --------        ------      ----            --------        ------      ----

Total Interest-bearing
liabilities                        $778,939         8,444      4.34%           $590,632         6,315      4.28%
                                   ========        ------      ----            ========        ------      ----


Interest Rate Spread                               $8,777      3.52%                           $7,022      3.48%
                                                   ======                                      ======


Net Interest Margin                                            4.01%                                       4.09%

Financial Condition and Liquidity

The Company's total assets at March 31, 2000 were $935.830 million, an increase of $21.658 million (9.48% annual rate of increase). The increase includes increases in securities available for sale of $17.498 million and loans and leases of $18.975 million offset in part by a decrease in cash and cash equivalents of $15.395 million.

Securities

The Company's investment policy focuses investment decisions on maintaining a balance of high quality, diversified investments. In making its investment decisions, the Company also considers liquidity, collateral to be used for pledging purposes, tax position, and maximum overall returns. Under the Company's investment policy, securities eligible for the Company to purchase include: U.S. Government securities, U.S. Agency securities, mortgaged-backed securities, collateralized mortgage obligations (CMO), municipal securities, corporate debt obligations, bankers acceptances, certificates of deposit, commercial paper, and asset-backed securities.

The following table represents the composition of the Company's securities portfolio in dollar amounts and percentages at the dates indicated:

                                                                           At March 31, 2000
                                                                        Carrying        Percent of
                                                                          Value            Total
                                                                       ---------------------------
         CMO & asset-backed securities                                  $152,742            37.7%
         Mortgaged backed securities                                      39,108             9.6%
         Corporate and taxable municipal debt
         securities                                                       78,448            19.4%
         U.S. government agency securities                                68,902            17.0%
         State and municipal obligations                                  50,282            12.4%
         U.S. treasury securities                                          7,831             1.9%
                                                                       -------------------------
                  Total debt securities                                  397,313            98.0%
         Non-marketable equity securities                                  4,040             1.0%
         Mutual funds and preferred stock                                  3,910             1.0%
                                                                       ---------        --------
                                                                        $405,263           100.0%
                                                                       =========        ========

                                                                           At December 31, 1999
                                                                        Carrying        Percent of
                                                                          Value            Total
                                                                       ---------------------------
         CMO & asset-backed securities                                  $145,940            37.6%
         Mortgaged backed securities                                      36,861             9.5%
         Corporate and taxable municipal debt
         securities                                                       75,270            19.4%
         U.S. government agency securities                                58,065            15.0%
         State and municipal obligations                                  57,746            14.9%
         U.S. treasury securities                                          5,938             1.5%
                                                                       -------------------------
                  Total debt securities                                  379,820            97.9%
         Non-marketable equity securities                                  4,040             1.1%
         Mutual funds and preferred stock                                  3,905             1.0%
                                                                       ---------        --------
                                                                        $387,765           100.0%
                                                                       =========        ========

CMOs and asset-backed securities increased $6.802 million from December 31, 1999, and represent 37.7% of the securities available for sale ("SAFS") portfolio at March 31, 2000. The weighted-average life and weighted-average rate of CMOs and asset-backed securities was 7.0 years and 7.46%, respectively, at March 31, 2000. Mortgage-backed securities ("MBS") increased $2.247 million from December 31, 1999, and represent 9.6% of the SAFS portfolio at March 31, 2000. The weighted-average life and weighted-average rate of the MBS was 8.1 years and 7.15%, respectively, at March 31, 2000. If interest rates continue to rise, the Company anticipates that the weighted-average lives of CMOs and MBS will increase and the fair value of the securities will decrease. Alternatively, if rates decrease, the weighted-average lives of CMOs and MBS will decrease and the fair value of the securities will increase.

Corporate and taxable municipal debt securities increased $3.178 million from December 31, 1999, and represent 19.4% of the SAFS at March 31, 2000. The weighted-average life and weighted-average rate of the corporate and taxable municipal debt portfolio was 8.9 years and 8.50%, respectively, at March 31, 2000. Included in corporate debt securities is a corporate obligation that management believes is other-than-temporarily impaired. During 1999, the Company wrote-down the corporate obligation a total of $1.4 million to net (loss) gain on securities transactions. The remaining carrying value of the corporate obligation is $1.5 million, which management will continue to monitor for additional other-than-temporary impairment. Although management currently anticipates collecting the current carrying value of this security, should conditions worsen relative to this security, additional other-than-temporary write-downs may be necessary.

U.S. government agency securities increased $10.837 million from December 31, 1999, and represents 17.0% of the SAFS at March 31, 2000. The weighted-average life and weighted-average rate of U.S. agency securities was 11.3 years and 8.04%, respectively, at March 31, 2000. A substantial number of U.S. government agency securities have call features, and in a decreasing interest rate environment, these securities may likely be called. Consistent with the Company's tax planning strategy, the state and municipal obligation portfolio decreased $7.464 million from December 31, 1999 and represents 12.4% of the SAFS portfolio at March 31, 2000. The weighted-average life of the total SAFS portfolio at March 31, 2000 was 8.6 years.

Loans and leases
Net loans and leases receivable increased $18.975 million from $449.064 million at December 31, 1999 to $468.039 million at March 31, 2000. The following schedule details the Company's loan and lease portfolio:

                                              March 31,                     December 31,
                                                2000                             1999
                                              ---------                     ------------
Loans secured by real estate:
Residential                                    $89,315                         $83,949
Commercial & Agricultural                      101,352                          96,309
Construction                                     1,922                           2,286
Home equity                                     25,534                          25,183
                                              --------                        --------
                                               218,123                         207,727
                                              --------                        --------
Other loans and leases:
Commercial & Agricultural                       58,335                          59,995
Manufactured housing                            52,873                          55,774
Lease receivables                               83,692                          76,002
Tax exempt                                       7,139                           6,116
Consumer                                        63,292                          57,944
                                              --------                        --------
                                               265,331                         255,831
                                              --------                        --------

Net deferred loan fees/costs
and unearned discount                           (6,800)                         (5,965)

Allowance for loan and lease losses             (8,615)                         (8,529)
                                              --------                        --------

Net loans and leases receivable               $468,039                        $449,064
                                              ========                        ========

The most significant area of growth in the Company's loan and lease portfolio continues to be in lease receivables. Lease receivables increased $7.690 million, from $76.002 million at December 31, 1999 to $83.692 million at March 31, 2000. The Company has expanded its leasing market area, which has led to the increase. Lease receivables are secured by automobiles and sport utility vehicles and generally have terms ranging from three to five years. Loans secured by residential real estate increased $5.336 million, from $83.949 million at December 31, 1999 to $89.315 million at March 31, 2000. The Company anticipates that its residential real estate activity will continue to increase. In light of this anticipated increase in residential real estate activity, the Company has begun selling its fixed rate residential real estate loans on the secondary market, and intends to retain servicing rights on the majority of the loans it sells. Commercial and agricultural real estate increased $5.043 million, from $96.309 million at December 31, 1999 to $101.352 million at March 31, 2000. Of the total at March 31, 2000, $84.499 million was comprised of commercial real estate and $16.853 million was comprised of agricultural real estate. The increase of $5.043 million during the first quarter of 2000 was primarily related to commercial real estate.

Consumer loans increased $5.348 million, from $57.944 million at December 31, 1999 to $63.292 million at March 31, 2000. The increase in consumer loans was primarily related to indirect automobile loans which is the result of an increase in the number of dealers the Company contracts. Manufactured housing decreased $2.901 million during the first quarter of 2000 and represents 10.9% of the total loan and lease portfolio at March 31,

2000. The Company will continue to focus its efforts in growth related to the lease receivable, residential real estate, and commercial real estate/commercial loan portfolios. The Company's manufactured housing portfolio will continue to decline as the Company is de-emphasizing its efforts in originating this loan type, due to competitive pressures and higher credit risk associated with this product.

Deposits
Total deposits increased $19.919 million, from $796.244 million at December 31, 1999 to $816.163 million at March 31, 2000. The following schedule details the Company's deposit liabilities:

                                             March 31,           December 31,
                                               2000                 1999
                                             ---------             -------

Non-interest bearing deposits                 $65,217              $58,064
NOW accounts                                   93,806               96,234
Savings accounts                              136,100              136,150
Money market accounts                          64,739               64,351
Time deposits of $100,000 or more             204,073              184,594
Other time deposits                           252,228              256,851
                                              -------              -------

Total deposits                               $816,163             $796,244
                                             ========             ========

The Company's primary source of funds is deposits. The Company offers deposit accounts having a range of interest rates and terms. The Company offers transaction accounts, savings accounts, money market accounts, N.O.W. accounts, and certificate of deposit accounts with various terms. The Company only solicits deposits from its primary market area and depositors include individuals, local governments and businesses.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on experience, the Company believes that its transaction accounts, savings accounts and money market accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposits, as well as the rates paid on those deposits, has been and will continue to be significantly affected by market conditions.

Borrowings

Although deposits are the Company's primary source of funds, the Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several Bank customers in the ordinary course of business. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. At March 31, 2000, the Company had overnight borrowings with the FHLB amounting to $19.850 million. The Company has $1.5 million in long-term borrowings with the Federal Home Loan Bank of New York at March 31, 2000. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial Revenue Bonds to fund the construction of its administrative and operations complex. As of March 31, 2000, the remaining balance on the bonds was $4.5 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025.


Non-performing Assets
Non-performing assets are summarized in the following table:

                                                              March 31,                   December 31,
                                                                2000                          1999
                                                                ----                         -----
Non-accrual loans                                               $4,522                         $5,212
Accruing loans past due 90 days                                    324                            722
                                                                ------                         ------
Total non-performing loans                                       4,846                          5,934
Other real estate owned and
repossessed assets                                               1,103                          1,258
                                                                ------                         ------
Total non-performing assets (loan related)                       5,949                          7,192

Impaired corporate debt security                                 1,535                          1,535
                                                                ------                         ------
Total non-performing assets                                     $7,484                         $8,727
                                                                ======                         ======

Non-performing loans as a % of total loans                        1.00%                          1.30%
Non-performing assets as a
of total assets (loan related)                                    0.64%                          0.79%
Allowance for loan and lease losses to
non-performing loans                                            177.78%                        143.73%

Non-accrual loans at March 31, 2000 were comprised of $1.832 million of commercial/commercial real estate, $1.803 million of agricultural loans, $695,000 of residential real estate, and $192,000 of manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans and residential real estate at March 31, 2000.

The remaining carrying value of the impaired corporate debt security, which is not accruing interest and is considered to be non-performing is $1.535 million. This bond, which is not actively traded, is monitored closely by management and at this time, management does not believe any additional write-down is required. However, if adverse conditions continue or worsen, an additional write-down may be necessary.

Gross charge-offs for the quarter ended March 31, 2000 amounted to $405,000. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $217,000. Recoveries for the quarter ended March 31, 2000 amounted to $71,000. Provisions for loan and lease losses amounted to $420,000 for the quarter ended March 31, 2000. The allowance for loan losses increased $86,000, from $8.529 million at December 31, 1999 to $8.615 million at March 31, 2000. The allowance for loan and lease losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan and lease portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses.

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

The Company and its subsidiary are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of minority interest in consolidated subsidiaries (subordinated debt), less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 4%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of March 31, 2000, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary were as follows:

Summary of Capital Ratios


                                              Tier 1                    Total
                                            Risk-Based                Risk-Based
                                              Capital     Leverage     Capital
                                               Ratio       Ratio        Ratio
                                            ------------------------------------
CNB Financial Corp.                            9.26         6.58         10.51
Central National Bank.                         8.80         6.33         10.05
Regulatory Minimum                             4.00         4.00          8.00
FDICIA's "Well-Capitalized" Standard           6.00         5.00         10.00


All capital ratios for the Company and its subsidiary bank at March 31, 2000 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

Total stockholders' equity amounted to $54.835 million at March 31, 2000, which is a $212,000 increase over the $54.623 million at December 31, 1999. The increase resulted primarily from earnings retention of $1.505 million, offset by an increase in accumulated other comprehensive (loss) of $884,000 and treasury stock purchases of $410,000. The Company paid dividends totaling $0.09 per share for the quarter ended March 31, 2000.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of March 31, 2000, under this analysis, a 200 basis point increase in interest rates resulted in a $1.722 million decrease (5.0%) in annual net interest income and a 200 basis point decrease in interest rates resulted in a $107,000 (0.3%) increase in annual net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicates that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Additionally, the Company will focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 (which represented 27% of interest-bearing liabilities at March 31, 2000), which are more volatile when rates change due to their short-terms which typically range from 30 days to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its miss-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgaged-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analyses and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

                               CNB Financial Corp.
                           Part II - Other Information


Item 1 -   Legal Proceedings

           No material changes since filing of the Registrant's Form 10-K for the year end December 31, 1999

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

Item 5 -   Other Information

           None

Item 6 -   Exhibits and reports on Form 8-K

           (A) Exhibits
           Exhibit 27 - Financial Data Schedule (electronic filing only)

           (B) Current Reports filed on Form 8-K
           On February 29, 2000, the Company filed a Form 8-K related to the issuance of a press release for the announcement of the first quarter dividend and the continuation of the stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CNB FINANCIAL CORP.
                                                        Registrant


Date:  May 12, 2000                 By: /s/DONALD L. BRASS
       ------------                     ---------------------------
                                                        Donald L. Brass
                                                        President


Date:  May 12, 2000                         By: /s/ PETER J. CORSO
       ------------                           --------------------
                                                        Peter J. Corso
                                                        Executive Vice President