Form 10-Q
period 2000-06-30
CNB FINANCIAL CORP /NY/
filed 2000-08-14
CIK 883756

Central National Bank, Canajoharie
Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ending June 30, 2000


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

             Yes     X    No
                   -----       -----




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of shares outstanding
                 Class                                on July 31, 2000
                 -----                                ----------------

        Common Stock, $1.25 par value                    7,474,929


                                                                                        Page
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Interim Financial Statements and Notes

                 1. Consolidated Balance Sheets                                           3.

                 2. Consolidated Statements of Income                                     4.

                 3. Consolidated Statements of Cash Flows                                 5.

                 4. Notes to Unaudited Consolidated Interim Financial Statements         6.-7.

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          7.- 24.

         Item 3. Quantitative and Qualitative Disclosures About Market Risk             24.-26.


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings                                                       27.

         Item 2. Changes in Securities and Use of Proceeds                               27.

         Item 3. Defaults Upon Senior Securities                                         27.

         Item 4. Submission of Matters to a Vote of Security Holders                     27.

         Item 5. Other Information                                                       27.

         Item 6. Exhibits and Reports on Form 8-K                                        27.


      SIGNATURES                                                                         28.

                          Part 1. Financial Information

   Item 1. Consolidated Financial Statements

                      CNB Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                           June 30,         December 31,
                                                                                             2000               1999
Assets                                                                                   (Unaudited)

Cash and due from banks                                                                   $  19,350           $  25,051
Federal funds sold                                                                             --                 6,150
                                                                                          ---------           ---------
  Total cash and cash equivalents                                                            19,350              31,201

Securities available for sale, at fair value                                                390,192             387,765
Net loans & leases receivable                                                               488,718             449,064
Accrued interest receivable                                                                   6,781               6,281
Premises and equipment, net                                                                  12,913              12,999
Other real estate owned and repossessed assets                                                  888               1,258
Goodwill                                                                                     18,799              19,428
Other assets                                                                                  7,521               6,176
                                                                                          ---------           ---------
                            Total assets                                                  $ 945,162           $ 914,172
                                                                                          =========           =========

Liabilities, Guaranteed Preferred Beneficial Interests in Corporation's
Junior Subordinated Debentures and Stockholders' Equity

Noninterest-bearing deposits                                                              $  66,240           $  58,064
Interest-bearing deposits                                                                   726,208             738,180
                                                                                          ---------           ---------
               Total deposits                                                               792,448             796,244
                                                                                          ---------           ---------

Short-term borrowings:
               Securities sold under agreements to repurchase                                29,744              29,054
               Borrowings from the Federal Home Loan Bank of New York                        35,300                --
               Borrowings from the U.S. Treasury                                                584                 530
                                                                                          ---------           ---------
               Total short-term borrowings                                                   65,628              29,584
                                                                                          ---------           ---------
Long-term borrowings                                                                          5,851               6,103
Other liabilities                                                                             9,175               9,618
                                                                                          ---------           ---------
               Total liabilities                                                            873,102             841,549
                                                                                          ---------           ---------

Guaranteed preferred beneficial interests in Corporation's
  junior subordinated debentures ("capital securities")                                      18,000              18,000
                                                                                          ---------           ---------

Stockholders' equity:


Common stock, $1.25 par value, 20,000,000 shares authorized
               (7,805,128 issued at June 30, 2000 and December 31, 1999)                      9,756               9,756
Additional paid-in capital                                                                    6,202               6,202
Retained earnings                                                                            51,010              48,265
Accumulated other comprehensive loss                                                         (7,477)             (5,075)
Treasury stock, at cost (330,199 shares at June 30, 2000 and 268,263
                            at December 31, 1999)                                            (5,431)             (4,525)
                                                                                          ---------           ---------
                            Total stockholders' equity                                       54,060              54,623
                                                                                          ---------           ---------
                            Total liabilities, guaranteed preferred beneficial
                            interests in Corporation's junior subordinated
                            debentures and stockholders' equity                           $ 945,162           $ 914,172
                                                                                          =========           =========


See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                               Three months ended               Six months ended
                                                                             June 30,       June 30,        June 30,       June 30,
                                                                               2000           1999           2000           1999
                                                                             --------       --------       --------       --------
Interest and dividend income:                                                                     (Unaudited)

               Loans & leases, including fees                                $ 10,086       $  8,370       $ 19,736         16,759
               Securities:
                            Taxable                                             6,913          3,864         13,396          7,536
                            Nontaxable                                            557            904          1,308          1,837
               Federal funds sold and other                                        41             38            128             71
                                                                             --------       --------       --------       --------
                                                                               17,597         13,176         34,568         26,203
                                                                             --------       --------       --------       --------

Interest expense:
               Deposits                                                         8,394          5,990         16,365         12,055
               Short-term borrowings                                              460            292            840            457
               Long-term borrowings                                               112             92            205            177
                                                                             --------       --------       --------       --------
                                                                                8,966          6,374         17,410         12,689
                                                                             --------       --------       --------       --------

               Net interest income                                              8,631          6,802         17,158         13,514

Provision for loan & lease losses                                                 320            450            740            720
                                                                             --------       --------       --------       --------
               Net interest income after provision for loan & lease losses      8,311          6,352         16,418         12,794
                                                                             --------       --------       --------       --------

Non-interest income:
               Service charges on deposit accounts                                644            495          1,224            994
               Net (loss) on securities transactions                             (645)          (723)          (326)          (652)
               Other                                                              567            404          1,069            924
                                                                             --------       --------       --------       --------
                                                                                  566            176          1,967          1,266
                                                                             --------       --------       --------       --------
Non-interest expenses:
               Salaries and employee benefits                                   2,305          2,159          4,982          4,563
               Occupancy and equipment                                            715            457          1,427          1,029
               Data processing                                                    595            604          1,231          1,175
               Professional fees                                                  178            242            390            487
               Advertising and marketing                                          317             94            480            155
               Postage and courier                                                138            124            293            252
               Office supplies and stationary                                     174            151            332            323
               Other real estate owned and repossessed assets                     152            203            385            354
               Goodwill amortization                                              331           --              663           --
               Capital securities                                                 420           --              835           --
               Other                                                              957            742          1,805          1,457
                                                                             --------       --------       --------       --------
                                                                                6,282          4,776         12,823          9,795
                                                                             --------       --------       --------       --------

Income before income tax expense                                                2,595          1,752          5,562          4,265

Income tax expense                                                                683            457          1,466          1,119
                                                                             --------       --------       --------       --------
               Net income                                                    $  1,912       $  1,295       $  4,096       $  3,146
                                                                             ========       ========       ========       ========

Earnings per share:
               Basic                                                         $   0.26       $   0.17       $   0.55       $   0.41
               Diluted                                                       $   0.25       $   0.17       $   0.54       $   0.41

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                         Six Months Ended,
                                                                                                   June 30,           June 30,
                                                                                                    2000                1999
                                                                                                -------------       -------------
                                                                                                           (Unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:

               Net income                                                                          $  4,096         $  3,146
               Adjustments to reconcile net income to net cash
                provided by operating activities:
                            Depreciation and amortization                                             1,330              679
                            Provision for loan and lease losses                                         740              720
                            Net loss on securities transactions                                         326              652
                            Net loss on sales and writedowns of other real estate
                                owned and repossessed assets                                             76              100
                            Net gain on sales of loans held for sale                                    (37)            --
                            Proceeds from sales of loans held for sale                                2,333             --
                            Purchases of trading securities                                          (5,250)         (19,705)
                            Proceeds from sales of trading securities                                 5,261           19,745
                            (Increase) decrease in accrued interest receivable                         (500)             335
                            Net change in other assets and other liabilities                           (787)           1,967
                                                                                                   --------         --------
                                          Net cash provided by operating activities                   7,588            7,639
                                                                                                   --------         --------

Cash flows from investing activities:
               Purchases of securities:
                            Available for sale                                                      (79,716)         (95,924)
                            Held to maturity                                                           --             (5,831)
               Proceeds from sales of securities:
                            Available for sale                                                       49,388           65,794
               Proceeds from maturities and calls of securities:
                            Available for sale                                                       24,110           19,839
                            Held to maturity                                                           --              6,417
               Net loans and leases made to customers                                               (43,472)         (24,300)
               Proceeds from sales of other real estate owned and
                   repossessed assets                                                                 1,076              554
               Purchases of premises and equipment                                                     (581)            (206)
                                                                                                   --------         --------
                                          Net cash used in investing activities                     (49,195)         (33,657)
                                                                                                   --------         --------

Cash flows from financing activities:

               Net (decrease) increase in deposits                                                   (3,796)         (20,376)
               Net increase in short-term borrowings                                                 36,044           51,253
               Payments on long-term borrowings                                                        (252)            (244)
               Dividends paid                                                                        (1,353)          (1,214)
               Proceeds from issuance of shares for options and Dividend Reinvestment Plan             --                326
               Purchase of treasury stock                                                              (887)            (589)
                                                                                                   --------         --------
                                          Net cash provided by financing activities                  29,756           29,156
                                                                                                   --------         --------

Net (decrease) increase in cash and cash equivalents                                                (11,851)           3,138
Cash and cash equivalents at beginning of period                                                     31,201           16,128
                                                                                                   --------         --------
Cash and cash equivalents at end of period                                                         $ 19,350         $ 19,266
                                                                                                   ========         ========

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

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements

1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999. Operating results for the six-month and three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

     The following table provides the calculation of basic and diluted EPS for the three and six months ended June 30:



                                            Three Months Ended 6/30/00          Three Months Ended 6/30/99
                                                     Weighted   Per                    Weighted   Per
                                              Net     Average  Share            Net    Average   Share
                                             Income   Shares  Amount           Income   Shares  Amount
----------------------------------------------------------------------------------------------------------
     Basic EPS:
         Net income available to
            common stockholders             $1,912   7,487    $0.26             $1,295  7,583    $0.17
     Effect of dilutive securities:
         Stock options                                  20                                 35
                                            --------------------------------------------------------------
     Diluted EPS                            $1,912   7,507    $0.25             $1,295  7,618    $0.17
                                            ==============================================================



                                            Six Months Ended 6/30/00            Six Months Ended 6/30/99
                                                     Weighted   Per                    Weighted   Per
                                              Net     Average  Share            Net    Average   Share
                                             Income   Shares  Amount           Income   Shares  Amount
----------------------------------------------------------------------------------------------------------
     Basic EPS:
         Net income available to
            common stockholders             $4,096   7,510    $0.55             $3,146  7,587    $0.41
     Effect of dilutive securities:
         Stock options                                  23                                 38
                                            --------------------------------------------------------------
     Diluted EPS                            $4,096   7,533    $0.54             $3,146  7,625    $0.41
                                            ==============================================================

3. Comprehensive Income - Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in stockholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

     Total comprehensive income for the six months ended June 30, 2000 and 1999 was $1.694 million and $4.412 million, respectively, and total comprehensive income for the three months ended June 30, 2000 and 1999 was $394,000 and $1.751 million, respectively.

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

Results of Operations
---------------------

Net income for the quarter ended June 30, 2000 amounted to $1.912 million, compared to the $1.295 million reported for the same period in 1999 while net income for the six months ended June 30, 2000 amounted to $4.096 million, compared to the $3.146 million reported for the six months ended June 30, 1999. Return on average equity and return on average assets were 14.23% and 0.81%, respectively, for the quarter ended June 30, 2000 and 15.05% and 0.88%, respectively, for the six months ended June 30, 2000. Diluted earnings per share amounted to $.25 for the quarter ended June 30, 2000 compared to diluted earnings per share of $.17 for the quarter ended June 30, 1999, and diluted earnings per share for the six months ended June 30, 2000 amounted to $.54 compared to diluted earnings per share of $.41 for the six months ended June 30, 1999.

Net income for the quarters ended June 30, 2000 and 1999 was effected by a write-down of a corporate debt security that is other than temporarily impaired. The write-down of the corporate debt security amounted to $720,000 (pre-tax) in the second quarter of 2000 and $1.187 million (pre-tax) in the second quarter of 1999. The write-downs were recognized in net loss on securities transactions. Excluding the write-downs, net income would have been $2.344 million for the quarter ended June 30, 2000, or $0.31 diluted earnings per share, up 19.2% from the $0.26 diluted earnings per share, or $2.007 million earned for the same quarter in 1999. Net income for the six months ended June 30, 2000 would have been $4.528 million, or $0.60 diluted earnings per share, up 17.6% from the $0.51 diluted earnings per share, or $3.858 million for the same period in 1999.

Net interest income for the quarter ended June 30, 2000 was $8.631 million, a 26.9% increase over the $6.802 million for the same quarter in 1999. Net interest income for the six months ended June 30, 2000 was $17.158 million, a 27.0% increase over the $13.514 million for the same period in 1999. The increases in net interest income were due primarily to an increase the average balance of earning assets in the second quarter and six month period ended 2000 when compared to the same periods in 1999. The increase in earning assets can mainly be attributed to an acquisition of five bank branches in August of 1999 with deposits totaling $136.780 million (net of premium paid), and opening four new branches from the third quarter of 1999 through the first quarter of 2000. (See additional discussion under the caption "Net Interest Income").

The Company establishes an allowance for loan and lease losses through a provision for loan and lease losses charged to operations. The adequacy of the amount of the allowance is determined by management's evaluation of various risk factors inherent in the loan and lease portfolio. This analysis takes into consideration such factors as the historical loan and lease loss experience, changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

The provision for loan and lease losses for the quarter ended June 30, 2000 was $320,000, which is a $130,000 decrease from the provision for loan and lease losses for the second quarter of 1999. The provision for loan and lease losses for the six months ended June 30, 2000 was $740,000, which is a $20,000 increase over the same six-month period in 1999. The decrease in the provision for the quarter ended June 30, 2000 when compared to the same period in 1999 resulted primarily from decreased delinquencies and charge-offs, primarily occurring in the Company's manufactured housing and credit card loan portfolios. The Company sold its credit card portfolio in the fourth quarter of 1999 and has reduced the level of originations of manufactured housing loans, which have historically comprised a substantial portion of net-charge offs. Additionally, non-performing loans have decreased from $5.934 million at June 30, 1999 to $5.178 million at June 30, 2000. The allowance for loan and lease losses as a percentage of non-performing loans was 168.7% at June 30, 2000, compared to 134.5% at June 30, 1999.

Total non-interest income for the quarter ended June 30, 2000 was $566,000, an increase of $390,000 when compared to the same period in 1999. As noted above, the quarters ended June 30, 2000 and 1999 were effected by a write-down of a corporate debt security. The write-down of the corporate debt security amounted to $720,000 (pre-tax) in the second quarter of 2000 and $1.187 million (pre-tax) in the second quarter of 1999. Excluding the write-down, total non-interest income was $1.286 million for the quarter ended June 30, 2000, down $77,000 from the $1.363 million recognized in the same period in 1999. The decrease in non-interest income was due primarily to a decrease from net gains on securities transactions. Net gains on securities transactions amounted to $75,000 for the quarter ended June 30, 2000 compared to $464,000 for the same period in 1999. Services charges on deposit accounts increased $149,000 (30.1%), from $495,000 for the quarter ended June 30, 1999 to $644,000 for the same period in 2000. The increase in service charges on deposit accounts can be attributed to an increase in the number of transaction accounts the Company services that resulted from the Company's branch expansion activities. Other income increased $163,000 (40.3%), from $404,000 for the quarter ended June 30, 1999 to $567,000 for the same period in 2000. The increase in other income can be primarily attributed to the sale of the Company's merchant credit card servicing program which resulted in a net gain of $82,000, title insurance commissions totaling $30,000, and $51,000 in ancillary income from branch expansion (the Company had 29 branches in operation for the second quarter of 2000 compared to 20 branches for the same period in 1999).

Total non-interest income for the six-months ended June 30, 2000 excluding the security write-down mentioned above, was $2.687 million, an increase of $234,000 when compared to the $2.453 million for same period in 1999. The increase in non-interest income resulted from services charges on deposit accounts which increased $230,000 (23.1%), from $994,000 for the six months ended June 30, 1999 to $1.224 million for the six months ended June 30, 2000. The increase in service charges on deposit accounts can be attributed to an increase in the number of transaction accounts the Company services that resulted from the Company's branch expansion activities. Additionally, other income increased $145,000 (15.7%), from $924,000 for the six months ended June 30,1999 to $1.069 million for the six months ended June 30, 2000. The increase in other income can be primarily attributed to the sale of the Company's merchant credit card servicing program for $82,000, and title insurance commissions totaling $33,000. Offsetting these increases was a decrease in net gains on securities transactions totaling $141,000. The Company's securities available for sale portfolio is used to maintain its liquidity position and to maximize its tax position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet and maximize the Company's tax position.

Total non-interest expenses were $6.282 million for the quarter ended June 30, 2000, up $1.506 million from the same period in 1999. The increase in non-interest expenses was due primarily to the branch expansion activity that occurred in the second half of 1999 (the Company had 29 branches in operation in the second quarter of 2000 compared to 20 branches for the same period in 1999). Capital securities expense and goodwill amortization amounted to $420,000 and $331,000, respectively, for the quarter ended June 30, 2000 compared to $0 for the same period in 1999. These expenses are a result of the capital securities offering and the Astoria branch acquisition that occurred in August of 1999. Salaries and employee benefits increased $146,000 from $2.159 million for the quarter ended June 30, 1999 to $2.305 million for the quarter ended June 30, 2000. The increase in salaries and benefits can be attributed to an increase in full-time equivalent employees, which resulted from branch expansion. Occupancy and equipment and advertising and marketing increased $258,000 and $223,000, respectively, for the quarter ended June 30, 2000 when compared to the same period in 1999. The increases are due mainly to the branch expansion noted previously. Additionally, these branches are located in new markets, which required expenditures for advertising and marketing campaigns.

Other expenses increased $215,000 from $742,000 for the quarter ended June 30, 1999 to $957,000 for the quarter ended June 30, 2000. The increase in other expenses resulted mainly from an increase in losses incurred on the sale of vehicles sold at the end of the lease term of $56,000, insurance on leased vehicles of $21,000 and correspondent bank service charges of $42,000. The increase in expenses related to lease vehicle receivables is a result of the growth in the lease vehicle receivables portfolio, which has increased from $56.740 million at June 30, 1999 to $87.528 million at June 30, 2000. This increase in the lease vehicle receivables portfolio has resulted in an increase in the number of vehicles sold when the lease term expires and insurance costs. The Company anticipates the level of expense related to lease vehicle receivables to increase as the portfolio continues to grow.

Total non-interest expenses were $12.823 million for the six months ended June 30, 2000, up $3.028 million from the same period in 1999. Capital securities expense and goodwill amortization amounted to $835,000 and $663,000, respectively, for the six months ended June 30, 2000 compared to $0 for the same period in 1999. These expenses are a result of the capital securities offering and the Astoria branch acquisition that occurred in August of 1999. Salaries and employee benefits increased $419,000 from $4.563 million for the six months ended June 30, 1999 to $4.982 million for the six months ended June 30, 2000. Occupancy and equipment and advertising and marketing increased $398,000 and $325,000, respectively, for the six months ended June 30, 2000 when compared to the same period in 1999. The increases are due mainly to the branch expansion. Other expenses increased $348,000 from $1.457 million for the six months ended June 30, 1999 to $1.805 million for the six months ended June 30, 2000. The increase in other expenses resulted mainly from an increase in losses incurred on the sale of vehicles sold at the end of the lease term of $103,000, insurance on leased vehicles of $41,000, correspondent bank service charges of $61,000, and tele-communications expense of $31,000.

Income tax expense was $683,000 for the quarter ended June 30, 2000, up $226,000 from the $457,000 recognized in the same period in 1999. The effective tax rate for the second quarter of 2000 and 1999 was 26.3% and 26.1%, respectively. Income tax expense was $1.466 million for the six months ended June 30, 2000, up $347,000 from the $1.119 million recognized for the same period in 1999. The effective tax rate for the six months ended June 30, 2000 and 1999 was 26.4% and 26.2%, respectively.

Net Interest Income
-------------------

(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

Net Interest Income FTE Basis

FTE net interest income was $8.833 million for the quarter ended June 30, 2000, up from the $7.081 million for the same period in 1999. The net interest margin for the quarter ended June 30, 2000 was 3.92%, down from the 4.03% for the same period in 1999. FTE net interest income was $17.589 million for the six months ended June 30, 2000, up from the $14.123 million for the same period in 1999. The net interest margin for the six months ended June 30, 2000 was 3.96%, down from the 4.06% for the same period in 1999. The decrease in net interest margin is primarily a result of the percentage increase in interest-bearing liabilities and interest expense exceeding the percentage increase in earning assets and FTE interest income for the quarters and six months ended June 30, 2000 and 1999.

Earning Assets

Total average earning assets increased $197.341 million from $703.294 million for the quarter ended June 30, 1999 to $900.635 million for the same period in 2000. This increase was primarily the result of the Astoria branch acquisition during the quarter ended September 30, 1999. Total average earning assets increased $192.646 million from $695.646 million for the six months ended June 30, 1999 to $888.292 million for the same period in 2000. This increase can also be attributed to the Astoria branch acquisition. FTE interest income for the quarter ended June 30, 2000 was $17.799 million, up $4.344 million from the same period in 1999. The increase in average earning assets was the primary reason for the increase in FTE interest income. The yield on earning assets for the quarter ended June 30, 2000 was 7.91%, a 26 basis point ("bp") increase over the same period in 1999. The primary reason for the increase in yield was a 113 bp increase in yield from taxable securities. FTE interest income for the six months ended June 30, 2000 was $34.999 million, up $8.187 million from the same period in 1999. The increase in average earning assets was the primary reason for the increase in FTE interest income. The yield on earning assets for the six months ended June 30, 2000 was 7.88%, an 18 bp increase over the same period in 1999. The primary reason for the increase in yield was a 115 bp increase in yield from taxable securities.

Loans

The average balance of loans increased $94.211 million, from $392.751 million for the quarter ended June 30, 1999 to $486.962 million for the quarter ended June 30, 2000. The increase in the average balance of loans resulted in an increase of $1.728 million in FTE interest income for the quarter ended June 30, 2000 when compared to the same period in 1999. The increase in FTE interest income was offset by a decrease in yield of 23 basis points, from 8.53% for the quarter ended June 30, 1999 to 8.30% for the same period in 2000. On a year to date basis, average loans were $476.925 million, up from $388.586 million in 1999. The yield on loans for the six months ended June 30, 2000 was 8.29%, down 35 bp from the 8.64% in 1999. FTE interest income was up $2.979 million for the six months ended June 30, 2000 when compared to the same period in 1999, due primarily to the increase in the average balance of loans offset by a decrease in the yield on loans.

Four product lines experienced significant growth during the quarter ended June 30, 2000 when compared to the same period in 1999. The average balance of loans secured by residential real estate increased $30.465 million (51.1%), from an average balance of $59.619 million for the quarter ended June 30, 1999 to $90.084 million for the same period in 2000. FTE interest income from loans secured by residential real estate increased 34.6% comparing the second quarter of 2000 to the same period in 1999, despite a 51.1% increase in the average balance during the same period. This is primarily a result of a decrease in the yield from loans secured by residential real estate of 96 bp, from 8.78% for the second quarter of 1999 to 7.82% for the same period in 2000. The decrease in the yield on loans secured by residential real estate can be attributed to loans, which have been paid off or re-financed and have been replaced with new loans, which yield lower rates. The average balance of loans secured by commercial real estate increased $25.070 million, from an average balance of $60.179 million for the quarter ended June 30, 1999 to $85.249 million for the same period in 2000. The yield on commercial real estate increased 57 basis points, from 8.19% for the second quarter of 1999 to 8.76% for the same period in 2000.

The average balance of auto lease financed receivables increased $29.495 million, from $46.876 million for the quarter ended June 30, 1999 to $76.371 million for the same period in 2000. The yield on auto lease financed receivables decreased 38 basis points, from 7.24% for the second quarter of 1999 to 6.86% for the same period in 2000. The average balance of consumer auto loans increased $11.681 million, from $42.941 million for the second quarter of 1999 to $54.622 million for the same period in 2000. The average balance of manufactured housing loans decreased $3.549 million, from $58.720 million for the second quarter 1999 to $55.171 million for the same period in 2000. Management intends to continue to reduce the manufactured housing loan portfolio through normal pay-down activity while it continues to focus on commercial real estate and commercial lending, auto lease financing, consumer auto lending, as well as residential lending.

Securities

The yield on taxable securities increased 113 basis points from 6.40% for the quarter ended June 30, 1999 to 7.53% for the quarter ended June 30, 2000. FTE interest income on taxable securities increased $3.049 million from $3.864 million for the quarter ended June 30, 1999 to $6.913 million for the quarter ended June 30, 2000. The increase in FTE interest income on taxable securities can be attributed to the increase in yield of 113 basis points and an increase in the average balance of taxable securities of $125.693 million, from $241.688 million for the quarter ended June 30, 1999 to $367.381 million for the quarter ended June 30, 2000. For the six months ended June 30, 2000, FTE interest income on taxable securities amounted to $13.396 million, up $5.860 million when compared to the same period in 1999. The yield on taxable securities for the six months ended June 30, 2000 was 7.49%, up 115 basis points when compared to the same period in 1999.

The increase in the average balance of taxable securities is due mainly to the acquisition of five Astoria bank branches and the assumption of related deposit liabilities, which resulted in a net cash payment of $133.900 million in August of 1999. The lower yield on taxable securities in 1999 is due to accelerated pay-downs on mortgage-backed securities and collaterlized mortgage obligations
(CMOs) that resulted from a substantial decrease in long-term mortgage rates which led to a higher than normal re-finance period that occurred at the end of the fiscal year 1998 and into the beginning of fiscal year 1999. As these mortgage-backed securities and CMOs paid down, the amortization of associated premiums was accelerated. Additionally, funds received from the branch acquisition were deployed in securities in a rising rate environment. The average balance of tax-exempt securities decreased $22.942 million, from $65.947 million for the quarter ended June 30, 1999 to $43.005 million for the same period in 2000. Consistent with the Company's tax planning strategy, tax-exemptsecurities portfolio will continue to decrease.

Funding Sources

The Company utilizes deposit products such as time, savings, N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term borrowings and long-term debt are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $793.771 million for the quarter ended June 30, 2000 from $607.457 million for the same period in 1999. For the six months ended June 30, 2000, the average balance of interest-bearing liabilities was $786.354 million, up from the $599.045 million for the same period in 1999. This increase in the average balances is attributed primarily to the Astoria branch acquisition in August 1999, which resulted in the assumption of approximately $155.700 million in deposits. The average rate paid on interest-bearing liabilities increased 32 bp, from 4.20% for the quarter ended June 30, 1999 to 4.52% for the same period in 2000. For the six months ended June 30, 2000, the average rate paid on interest bearing liabilities was 4.43%, up from the 4.24% paid in the same period in 1999. The increase in the rate paid for interest-bearing liabilities can be attributed to an increase in short-term interest rates (the Federal Reserve Bank has raised its overnight borrowing rate 125 bp since the fourth quarter of
1999).

Deposits

The average balance for time deposits increased $122.930 million, from $322.972 million for the quarter ended June 30, 1999 to $445.902 million for the same period in 2000. For the six months ended June 2000, the average balance of time deposits was $447.062 million, up from the $327.805 million for the same period in 1999. The increase in the average balance of time deposits can be attributed primarily to two factors. The acquisition of five bank branches in the third quarter of 1999 resulted in the assumption of $103.508 million in time deposits. Additionally, due to recent market expansion, average time deposits greater than $100,000, which are primarily comprised of deposits from municipalities and school districts, increased $48.838 million, from $115.057 million for the six months ended June 30, 1999 to $163.895 million for the same period in 2000. The rate paid on time deposits for the quarter ended June 30, 2000 was 5.46%, up from the 5.31% for the same period in 1999. If short-term rates continue to rise, the Company anticipates that the rate paid on time deposits will increase, as municipal time deposits greater than $100,000 have terms generally less than six months and re-price more quickly than other time deposit products.

The average balance of N.O.W. accounts increased $19.697 million, from $78.905 million for the quarter ended June 30, 1999 to $98.602 million for the same period in 1999. The average balance of savings accounts increased $25.684 million, from $110.034 million for the quarter ended June 30, 1999 to $135.718 million for the same period in 2000. The increase in N.O.W. and savings accounts can be primarily attributed to the assumption of deposit liabilities associated with the Astoria branch acquisition. The total amount of N.O.W and savings accounts assumed from the Astoria branch acquisition totaled $12.754 million and $25.273 million, respectively. The remaining increase in N.O.W. accounts of $6.943 million resulted from the Company's continued market expansion. The rate paid on N.O.W. and savings accounts remained relatively unchanged from 1.80% and 2.73% for the quarter ended June 30, 1999 to 1.79% and 2.82% for the same period in 2000. The rate paid on money market accounts increased 105 bp, from 3.76% for the quarter ended June 30, 1999 to 4.81% for the same period in 2000. The increase in the rate paid on money market accounts is due mainly to a municipal money market product which amounted to approximately 60% and 70% of the total average balance of money market accounts for the quarters ended June 30, 2000 and 1999, respectively. The municipal money market product re-prices weekly and is indexed to an overnight borrowing rate. The average overnight borrowing rate was 4.75% for the quarter ended June 30, 1999 compared to 6.27% for the quarter ended June 30, 2000.

The average balance of non-interest bearing deposits was $67.360 million for the quarter ended June 30, 2000, up from $62.341 million for the same period in 2000. The average balance of non-interest bearing deposits for the six months ended June 30, 2000 was $64.987 million, up from the $62.090 million for the same period in 1999. The increases in non-interest bearing deposits can be attributed to the Company's continued market expansion.

Short-Term Borrowings

The average balance of short-term borrowings was $31.847 million for the quarter ended June 30, 2000, up from $25.755 million for the same period in 1999. For the six months ended June 30, 2000, the average balance of short-term borrowings was $30.303 million, up from $19.633 million for the same period in 1999. The rate paid on short-term borrowings increased 124 bp, from 4.54% for the quarter ended June 30, 1999 to 5.78% for the same period in 2000. The increase in short-term borrowings is primarily the result of funding loan and lease growth.

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


Three months ended June 30,                                       2000                                       999
(Dollars in thousands)                            Average                         Yield/      Average                   Yield/
                                                  Balance        Interest          Rate       Balance       Interest     Rate
                                                  --------       --------       -------       --------      --------    -------
Interest-earning assets:
Loans and Leases                                  $486,962       $ 10,107          8.30%      $392,751       $  8,379       8.53%
Taxable Securities                                 367,381          6,913          7.53%       241,688          3,864       6.40%
Tax-exempt Securities                               43,005            738          6.86%        65,947          1,174       7.12%
Federal Funds Sold                                   3,287             41          4.99%         2,908             38       5.23%
                                                  --------       --------       -------       --------       --------    -------
Total interest-earning assets                     $900,635         17,799          7.91%      $703,294         13,455       7.65%
                                                  ========       --------       -------       ========       --------    -------

Interest-bearing liabilities:
Deposits
NOW                                               $ 98,602            441          1.79%      $ 78,905            356       1.80%
Savings                                            135,718            957          2.82%       110,034            750       2.73%
Money Market                                        75,572            909          4.81%        63,437            596       3.76%
Time Deposits                                      445,902          6,087          5.46%       322,972          4,288       5.31%
                                                  --------       --------       -------       --------       --------    -------
Total Interest Bearing Deposits                    755,794          8,394          4.44%       575,348          5,990       4.16%
                                                  --------       --------       -------       --------       --------    -------

Short-term Borrowings                               31,847            460          5.78%        25,755            292       4.54%
Long-term Borrowings                                 6,130            112          7.31%         6,354             92       5.79%
                                                  --------       --------       -------       --------       --------    -------

Total Interest-bearing
liabilities                                       $793,771          8,966          4.52%      $607,457          6,374       4.20%
                                                  ========       --------       -------       ========       --------    -------


Interest Rate Spread                                             $  8,833          3.39%                     $  7,081       3.45%
                                                                 ========                                    ========


Net Interest Margin                                                                3.92%                                    4.03%



------------------------------------------------------------------------------------------------------------------------------------


Six months ended June 30,                                         2000                                          1999
(Dollars in thousands)                            Average                       Yield/       Average                         Yield/
                                                  Balance       Interest        Rate         Balance         Interest        Rate
                                                  --------       --------       -------       --------       --------       -------
Interest-earning assets:
Loans and Leases                                  $476,925       $ 19,778          8.29%      $388,586       $ 16,799          8.64%
Taxable Securities                                 357,588         13,396          7.49%       237,731          7,536          6.34%
Tax-exempt Securities                               49,135          1,697          6.91%        66,579          2,406          7.23%
Federal Funds Sold                                   4,644            128          5.51%         2,750             71          5.17%
                                                  --------       --------       -------       --------       --------       -------
Total interest-earning assets                     $888,292         34,999          7.88%      $695,646         26,812          7.70%
                                                  ========       --------       -------       ========       --------       -------

Interest-bearing liabilities:
Deposits
NOW                                                 95,960            859          1.79%        76,674            703          1.83%
Savings                                            135,014          1,903          2.82%       106,539          1,469          2.76%
Money Market                                        71,927          1,639          4.56%        61,970          1,128          3.64%
Time Deposits                                      447,062         11,964          5.35%       327,805          8,755          5.34%
                                                  --------       --------       -------       --------       --------       -------
Total Interest Bearing Deposits                    749,963         16,365          4.36%       572,988         12,055          4.21%
                                                  --------       --------       -------       --------       --------       -------

Short-term Borrowings                               30,303            840          5.54%        19,633            457          4.66%
Long-term Borrowings                                 6,088            205          6.73%         6,424            177          5.52%
                                                  --------       --------       -------       --------       --------       -------

Total Interest-bearing
liabilities                                       $786,354         17,410          4.43%      $599,045         12,689          4.24%
                                                  ========       --------       -------       ========       --------       -------


Interest Rate Spread                                             $ 17,589          3.45%                     $ 14,103          3.46%
                                                                 ========                                    ========


Net Interest Margin                                                                3.96%                                       4.06%


Financial Condition and Liquidity

The Company's total assets at June 30, 2000 were $945.162 million, an increase of $30.990 million (6.80% annual rate of increase) when compared to December 31, 1999. The increase includes increases in loans and leases of $39.654 million and securities available for sale of $2.427 million, offset in part by a decrease in cash and cash equivalents of $11.851 million. Total deposits decreased $3.796 million and short-term borrowings increased $36.044 million. Stockholders' equity decreased $563,000, due to an increase in accumulated other comprehensive loss of $2.402 million and an increase in treasury stock of $906,000, offset by earnings retention of $2.745 million.

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

The following table represents the composition of the Company's securities portfolio in dollar amounts and percentages at the dates indicated:

                                                          June 30, 2000
                                                    Carrying        Percent of
                                                     Value            Total
                                                     --------        -------
CMO & asset-backed securities                        $149,632         38.4%
Mortgaged backed securities                            40,281         10.3%
Corporate and taxable municipal debt
securities                                             76,835         19.7%
U.S. government agency securities                      72,507         18.6%
State and municipal obligations                        34,680          8.9%
U.S. treasury securities                                7,889          2.0%
                                                     --------        -------
         Total debt securities                        381,824         97.9%
Non-marketable equity securities                        4,040          1.0%
Mutual funds and preferred stock                        4,328          1.1%
                                                     --------        -------
                                                     $390,192        100.0%
                                                     ========        =======

                                                      At December 31, 1999
                                                    Carrying        Percent of
                                                      Value            Total
                                                     --------         -------
CMO & asset-backed securities                        $145,940           37.6%
Mortgaged backed securities                            36,861            9.5%
Corporate and taxable municipal debt
securities                                             75,270           19.4%
U.S. government agency securities                      58,065           15.0%
State and municipal obligations                        57,746           14.9%
U.S. treasury securities                                5,938            1.5%
                                                     --------          ------
         Total debt securities                        379,820           97.9%
Non-marketable equity securities                        4,040            1.1%
Mutual funds and preferred stock                        3,905            1.0%
                                                     --------          ------
                                                     $387,765          100.0%
                                                     ========          ======

CMOs and asset-backed securities increased $3.692 million from December 31, 1999, and represent 38.4% of the securities available for sale ("SAFS") portfolio at June 30, 2000. The weighted-average life and weighted-average rate of CMOs and asset-backed securities was 7.5 years and 7.61%, respectively, at June 30, 2000. Mortgage-backed securities ("MBS") increased $3.420 million from December 31, 1999, and represent 10.3% of the SAFS portfolio at June 30, 2000. The weighted-average life and weighted-average rate of the MBS was 8.1 years and 7.23%, respectively, at June 30, 2000. If interest rates continue to rise, the Company anticipates that the weighted-average lives of CMOs and MBS will increase and the fair value of the securities will decrease. Alternatively, if rates decrease, the weighted-average lives of CMOs and MBS will decrease and the fair value of the securities will increase.

Corporate and taxable municipal debt securities increased $1.565 million from December 31, 1999, and represent 19.7% of SAFS at June 30, 2000. The weighted-average life and weighted-average rate of the corporate and taxable municipal debt portfolio was 9.8 years and 8.49%, respectively, at June 30, 2000. Included in corporate debt securities is a corporate obligation that management believes is other-than-temporarily impaired. For the quarter ended June 30, 2000, the Company wrote-down this corporate debt security a total of $720,000 to net (loss) gain on securities transactions. During 1999, the Company wrote-down this corporate debt security a total of $1.4 million to net (loss) on securities transactions. The remaining carrying value of the corporate obligation is $810,000, which management will continue to monitor for additional other-than-temporary impairment.

U.S. government agency securities increased $14.442 million from December 31, 1999, and represents 18.6% of the SAFS at June 30, 2000. The weighted-average life and weighted-average rate of U.S. agency securities was 10.7 years and 8.01%, respectively, at June 30, 2000. A substantial number of U.S. government agency securities have call features, and in a decreasing interest rate environment, these securities may likely be called. Consistent with the Company's tax planning strategy, the state and municipal obligation portfolio decreased $23.066 million from December 31, 1999 and represents 8.9% of the SAFS portfolio at June 30, 2000. The weighted-average life of the total SAFS portfolio at March 31, 2000 was 8.8 years.

Loans and leases

Net loans and leases receivable increased $39.654 million from $449.064 million at December 31, 1999 to $488.718 million at June 30, 2000. The following schedule details the Company's loan and lease portfolio:

                                                     June 30,       December 31,
                                                      2000             1999
                                                    ---------         ---------
Loans secured by real estate:
Residential                                         $  96,079         $  83,949
Commercial                                             85,009            79,349
Agricultural                                           17,527            16,960
Construction                                            1,594             2,286
Home equity                                            27,125            25,183
                                                    ---------         ---------
                                                      227,334           207,727
                                                    ---------         ---------
Other loans and leases:
Commercial                                             41,220            42,743
Agricultural                                           17,445            17,252
Manufactured housing                                   52,210            55,774
Lease receivables                                      87,528            76,002
Tax exempt                                              6,568             6,116
Consumer                                               71,686            57,944
                                                    ---------         ---------
                                                      276,657           255,831
                                                    ---------         ---------

Net deferred loan fees/costs
and unearned discount                                  (6,537)           (5,965)

Allowance for loan and lease losses                    (8,736)           (8,529)
                                                    ---------         ---------

Net loans and leases receivable                     $ 488,718         $ 449,064
                                                    =========         =========


Loans secured by residential real estate increased $12.130 million, from $83.949 million at December 31, 1999 to $96.079 million at June 30, 2000. The increase in residential real estate is primarily attributed to adjustable rate consumer mortgage products that the Company began offering during the first quarter of 2000. The Company anticipates that its residential real estate activity will continue to increase. In light of this anticipated increase in residential real estate activity, the Company has begun selling its fixed rate residential real estate loans on the secondary market, and intends to retain servicing rights on the majority of the loans it sells. The Company's residential real estate servicing portfolio increased $1.833 million, from $8.389 million at December 31, 1999 to $10.222 million at June 30, 2000. Commercial real estate increased $5.660 million, from $79.349 million at December 31, 1999 to $85.009 million at June 30, 2000. Home equity loans increased $1.942 million, from $25.183 million at December 31, 1999 to $27.125 million at June 30, 2000.

Lease receivables increased $11.562 million, from $76.002 million at December 31, 1999 to $87.528 million at June 30, 2000. The Company has expanded its leasing market area, which has led to the increase. Lease receivables are secured by automobiles and sport utility vehicles and generally have terms ranging from three to five years. Consumer loans increased $13.742 million, from $57.944 million at December 31, 1999 to $71.686 million at June 30, 2000. The increase in consumer loans was primarily related to indirect automobile loans which is the result of an increase in the number of dealers the Company contracts. Manufactured housing decreased $3.564 million during the first half of 2000 and represents 10.4% of the total loan and lease portfolio at June 30, 2000. The Company will continue to focus its efforts in growth related to the lease receivables, residential real estate, and commercial real estate/commercial loan portfolios. The Company's manufactured housing portfolio will continue to decline as the Company is de-emphasizing its efforts in originating this loan type, due to competitive pressures and higher credit risk associated with this product.

Deposits

Total deposits decreased $3.796 million, from $796.244 million at December 31, 1999 to $792.448 million at June 30, 2000. The following schedule details the Company's deposit liabilities:

                                                       June 30,     December 31,
                                                         2000          1999
                                                      --------          --------

Non-interest bearing deposits                         $ 66,240          $ 58,064
NOW accounts                                           101,578            96,234
Savings accounts                                       136,777           136,150
Money market accounts                                   66,074            64,351
Time deposits of $100,000 or more                      140,218           184,594
Other time deposits                                    281,561           256,851
                                                      --------          --------

Total deposits                                        $792,448          $796,244
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

Borrowings

Although deposits are the Company's primary source of funds, the Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several Bank customers in the ordinary course of business. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. At June 30, 2000, the Company had overnight borrowings with the FHLB amounting to $5.300 million and short-term re-purchase agreements totaling $59.257 million. The Company has $1.4 million in long-term borrowings with the Federal Home Loan Bank of New York at June 30, 2000. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial Revenue Bonds to fund the construction of its administrative and operations complex. As of March 31, 2000, the remaining balance on the bonds was $4.5 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025.

Non-performing Assets
Non-performing assets are summarized in the following table:

                                                         June 30,   December 31,
                                                          2000           1999
                                                          ------         ------
Non-accrual loans                                         $4,792         $5,212
Accruing loans past due 90 days                              386            722
                                                          ------         ------
Total non-performing loans                                 5,178          5,934
Other real estate owned and
repossessed assets                                           888          1,258
                                                          ------         ------
Total non-performing assets (loan related)                 6,066          7,192

Impaired corporate debt security                             810          1,535
                                                          ------         ------
Total non-performing assets                               $6,876         $8,727
                                                          ======         ======

Non-performing loans as a % of total loans                  1.04%          1.30%
Non-performing assets as a
of total assets (loan related)                              0.64%          0.79%
Allowance for loan and lease losses to
non-performing loans                                      168.71%        143.73%

Non-accrual loans at June 30, 2000 were comprised of $1.840 million of commercial/commercial real estate, $2.137 million of agricultural loans, $693,000 of residential real estate, and $122,000 of manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans and residential real estate at June 30, 2000.

The remaining carrying value of the impaired corporate debt security, which is not accruing interest and is considered to be non-performing is $810,000 million. This debt security, which is not actively traded, is monitored closely by management and at this time, management does not believe any additional write-down is required. However, if adverse conditions continue or worsen, an additional write-down may be necessary.

Gross charge-offs for the six months ended June 30, 2000 amounted to $688,000. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $408,000 and commercial loans amounting to $135,000. Recoveries for the six months ended June 30, 2000 amounted to $155,000. Provisions for loan and lease losses amounted to $740,000 for the six months ended June 30, 2000. The allowance for loan losses increased $207,000, from $8.529 million at December 31, 1999 to $8.736 million at June 30, 2000. The allowance for loan and lease losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan and lease portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses.

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

The Company and its subsidiary are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of minority interest in consolidated subsidiaries (subordinated debt), less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 4%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of June 30, 2000, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary were as follows:

Summary of Capital Ratios

                                                          Tier 1                      Total
                                                        Risk-Based                 Risk-Based
                                                          Capital    Leverage       Capital
                                                          Ratio       Ratio          Ratio
                                                          -----       -----          -----
CNB Financial Corp.                                       9.31         6.83          10.56
Central National Bank                                     8.83         6.28          10.08
Regulatory Minimum                                        4.00         4.00           8.00
FDICIA's "Well-Capitalized" Standard                      6.00         5.00          10.00
                                                          -----       -----          -----



All capital ratios for the Company and its subsidiary bank at June 30, 2000 were above minimum capital standards for financial institutions. Additionally, the Company and its subsidiary bank capital ratios at that date were above FDICIA's "well-capitalized" standard.

Total stockholders' equity amounted to $54.060 million at June 30, 2000, which is a $563,000 decrease from the $54.623 million at December 31, 1999. The decrease resulted primarily from an increase in accumulated other comprehensive loss of $2.402 million and an increase in treasury stock of $906,000, offset by earnings retention of $2.745 million.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of June 30, 2000, under this analysis, a 200 basis point increase in interest rates resulted in a $2.142 million decrease (6.2%) in annual net interest income and a 200 basis point decrease in interest rates resulted in a $346,000 (1.0%) increase in annual net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicates that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Additionally, the Company will focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 and short-term borrowings (which represented 23.8% of interest-bearing liabilities at June 30, 2000), which are more volatile when rates change due to their short-terms which typically range from 1 day to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its miss-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgaged-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analyses and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

           None

Item 6 -   Exhibits and reports on Form 8-K

           (A) Exhibits

           Exhibit 27 - Financial Data Schedule (electronic filing only)

           (B) Current Reports filed on Form 8-K
           On April 25, 2000, the Company filed a Form 8-K related to the issuance of a press release for the announcement of the first quarter operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CNB FINANCIAL CORP.
                                                     Registrant

Date:  August 10, 2000                               By: /s/DONALD L. BRASS
    ------------------                                 --------------------
                                                     Donald L. Brass
                                                     President

Date:  August 10, 2000                               By: /s/PETER J. CORSO
    ------------------                                 --------------------
                                                     Peter J. Corso
                                                     Executive Vice President