Form 10-Q
period 2000-09-30
CNB FINANCIAL CORP /NY/
filed 2000-11-14
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the Quarterly period ending September 30, 2000

                         Commission File Number 33-45522

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

           Yes   [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of shares outstanding
             Class                            on October 31, 2000
             -----                            -------------------

     Common Stock, $1.25 par value                 7,473,691

PART I. FINANCIAL INFORMATION                                              Page
                                                                          ------
     Item 1. Consolidated Interim Financial
       Statements and Notes

             1. Consolidated Balance Sheets ............................      3

             2. Consolidated Statements of Income ......................      4

             3. Consolidated Statements of Cash Flows ..................      5

             4. Notes to Unaudited Consolidated
                  Interim Financial Statements .........................    6-8

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...........   8-26

     Item 3. Quantitative and Qualitative Disclosures
               About Market Risk .......................................  26-28

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .........................................     29

     Item 2. Changes in Securities and Use of Proceeds .................     29

     Item 3. Defaults Upon Senior Securities ...........................     29

     Item 4. Submission of Matters to a Vote
               of Security Holders .....................................     29

     Item 5. Other Information .........................................     29

     Item 6. Exhibits and Reports on Form 8-K ..........................     29

SIGNATURES .............................................................     30

                          Part 1. Financial Information

Item 1. Consolidated Financial Statements


                      CNB Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                    September 30,  December 31,
                                                        2000           1999
                                                        ----           ----
Assets                                                    (Unaudited)

Cash and due from banks ...........................   $  19,024    $  25,051
Federal funds sold ................................          --        6,150
                                                      ---------    ---------
  Total cash and cash equivalents .................      19,024       31,201
Securities available for sale, at fair value ......     367,697      387,765
Net loans & leases receivable .....................     512,917      449,064
Accrued interest receivable .......................       6,340        6,281
Premises and equipment, net .......................      12,809       12,999
Other real estate owned and repossessed assets ....         970        1,258
Goodwill ..........................................      18,466       19,428
Other assets ......................................       6,438        6,176
                                                      ---------    ---------
               Total assets .......................   $ 944,661    $ 914,172
                                                      =========    =========

Liabilities, Guaranteed Preferred Beneficial
Interests in Corporation's Junior Subordinated
Debentures and Stockholders' Equity

Noninterest-bearing deposits ......................   $  70,994    $  58,064
Interest-bearing deposits .........................     714,250      738,180
                                                      ---------    ---------
               Total deposits .....................     785,244      796,244
                                                      ---------    ---------
Short-term borrowings:
 Securities sold under agreements to repurchase ...      21,989       29,054
 Borrowings from the Federal Home Loan Bank
  of New York .....................................      45,175           --
 Borrowings from the U.S. Treasury ................         517          530
                                                      ---------    ---------
               Total short-term borrowings ........      67,681       29,584
                                                      ---------    ---------
Long-term borrowings ..............................       5,723        6,103
Other liabilities .................................      10,753        9,618
                                                      ---------    ---------
               Total liabilities ..................     869,401      841,549
                                                      ---------    ---------
Guaranteed preferred beneficial interests
 in Corporation's junior subordinated debentures ..      18,000       18,000
                                                      ---------    ---------

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares
 authorized (7,805,115 issued at September 30, 2000
 and 7,805,128 issued at December 31, 1999) .......       9,756        9,756
Additional paid-in capital ........................       6,202        6,202
Retained earnings .................................      52,354       48,265
Accumulated other comprehensive loss ..............      (5,678)      (5,075)
Treasury stock, at cost (331,424 shares at
 September 30, 2000 and 268,263
 at December 31, 1999) ............................      (5,374)      (4,525)
                                                      ---------    ---------
                Total stockholders' equity ........      57,260       54,623
                                                      ---------    ---------
                Total liabilities, guaranteed
                 preferred beneficial interests
                 in Corporation's junior
                 subordinated debentures and
                 stockholders' equity .............   $ 944,661    $ 914,172
                                                      =========    =========


See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                            Three months ended              Nine months ended
                                       -----------------------------  -----------------------------
                                       September 30,   September 30,  September 30,   September 30,
                                          2000             1999           2000           1999
                                          ----             ----           ----           ----
                                                                (Unaudited)
Interest and dividend income:
 Loans & leases, including fees ......   $ 10,622       $  8,722       $ 30,358        $ 25,481
Securities:
 Taxable .............................      6,605          4,406         20,001          11,942
 Nontaxable ..........................        354            800          1,662           2,637
Federal funds sold and other .........         46            368            174             439
                                         --------       --------       --------        --------
                                           17,627         14,296         52,195          40,499
                                         --------       --------       --------        --------
Interest expense:
 Deposits ............................      8,331          6,259         24,696          18,314
 Short-term borrowings ...............      1,144            491          1,984             948
 Long-term borrowings ................         90             88            295             265
                                         --------       --------       --------        --------
                                            9,565          6,838         26,975          19,527
                                         --------       --------       --------        --------
   Net interest income ...............      8,062          7,458         25,220          20,972
Provision for loan  and lease losses .        330            340          1,070           1,060
                                         --------       --------       --------        --------
   Net interest income after provision
    for loan losses ..................      7,732          7,118         24,150          19,912
                                         --------       --------       --------        --------
Other income:
 Service charges on deposit accounts .        645            547          1,869           1,541
 Net gain (loss) on securities
  transactions .......................         88             32           (238)           (620)
 Other ...............................        470            451          1,539           1,375
                                            1,203          1,030          3,170           2,296
                                         --------       --------       --------        --------
Other expenses:
 Salaries and employee benefits ......      2,394          2,579          7,376           7,142
 Occupancy and equipment .............        662            567          2,089           1,596
 Data processing .....................        678            662          1,909           1,837
 Professional fees ...................        223            134            613             621
 Advertising and marketing ...........        258            176            738             331
 Postage and courier .................        148            139            441             391
 Office supplies and stationery ......        141            218            473             541
 Other real estate owned and
  repossessed assets .................         12            151            397             505
 Goodwill amortization ...............        332            110            995             110
 Capital securities ..................        465            227          1,300             227
 Other ...............................        898            890          2,703           2,347
                                         --------       --------       --------        --------
                                            6,211          5,853         19,034          15,648
                                         --------       --------       --------        --------
Income before income tax expense .....      2,724          2,295          8,286           6,560
Income tax expense ...................        707            637          2,173           1,756
                                         --------       --------       --------        --------
  Net income .........................   $  2,017       $  1,658       $  6,113        $  4,804
                                         ========       ========       ========        ========
Earnings per share:
  Basic ..............................   $   0.27       $   0.22       $   0.82        $   0.63
  Diluted ............................   $   0.27       $   0.22       $   0.81        $   0.63



See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                            Nine months ended,
                                                       -----------------------------
                                                       September 30,   September 30,
                                                            2000           1999
                                                            ----           ----
                                                               (Unaudited)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
 Net income ..........................................   $   6,113    $   4,804
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization .....................       1,953        1,141
   Provision for loan and lease  losses ..............       1,070        1,060
   Net loss on securities transactions ...............         238          620
   Net loss on sales and writedowns of other
    real estateowned and repossessed assets ..........          87          118
   Net gain from mortgage loan sales .................         (83)          --
   Proceeds from sales of loans held for sale ........       5,199           --
   Origination of loans held for sale ................      (5,116)          --
   Purchases of trading securities ...................      (5,250)     (24,257)
   Proceeds from sales of trading securities .........       5,261       24,304
   Increase in accrued interest receivable ...........         (59)        (564)
   Net change in other assets and other liabilities ..       1,230        1,893
                                                         ---------    ---------
      Net cash provided by operating activities ......      10,643        9,119
                                                         ---------    ---------

Cash flows from investing activities:

 Purchases of securities:
   Available for sale ................................     (89,236)    (159,899)
   Held to maturity ..................................          --       (5,831)

 Proceeds from sales of securities:
   Available for sale ................................      70,793       74,881

 Proceeds from maturities and calls of securities:
   Available for sale ................................      37,376       30,975
   Held to maturity ..................................          --        6,417
 Net loans and leases made to customers ..............     (66,355)     (46,548)
 Proceeds from sales of other real estate owned and
  repossessed assets .................................       1,559        1,100
 Proceeds used from  premises and equipment acquired
  in branch transaction ..............................          --       (2,900)
 Purchase of premises and equipment,
  exclusive of branch transaction ....................        (801)        (881)
                                                         ---------    ---------
    Net cash used in investing activities ............     (46,664)    (102,686)
                                                         ---------    ---------

Cash flows from financing activities:

 Net (decrease) in deposits, exclusive of
  branch acquisition .................................     (11,000)     (24,208)
 Deposits assumed in branch transaction, net
  of premium .........................................          --      135,866
 Net increase (decrease) in short term borrowings ....      38,097       (3,727)
 Payments on long-term borrowings ....................        (380)        (335)
 Proceeds from the issuance of capital securities ....          --       18,000
 Dividends paid ......................................      (2,024)      (1,858)
 Proceeds from issuance of shares for options and
  Dividend Reinvestment Plan .........................          --          446
 Purchases of treasury stock .........................        (849)      (1,257)
                                                         ---------    ---------
   Net cash provided by financing activities .........      23,844      122,927
                                                         ---------    ---------
Net (decrease) increase in cash and cash equivalents .     (12,177)      29,360
Cash and cash equivalents at beginning of period .....      31,201       16,128
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  19,024    $  45,488
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

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements

1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999. Operating results for the nine-month and three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

     The following table provides the calculation of basic and diluted EPS for the three and nine months ended September 30:


                                     Three Months Ended 9/30/00                Three Months Ended 9/30/99
                                 -----------------------------------      -------------------------------------
                                            Weighted          Per                      Weighted            Per
                                  Net        Average         Share         Net          Average           Share
                                 Income      Shares         Amount        Income         Shares          Amount
                                 -------------------------------------------------------------------------------
Basic EPS:
    Net income available to
       common stockholders ...   $2,017       7,474         $   0.27      $1,658          7,564         $   0.22
Effect of dilutive securities:
    Stock options ............                   12                                          34
                                 -------------------------------------------------------------------------------
Diluted EPS ..................   $2,017       7,486         $   0.27      $1,658          7,598         $   0.22
                                 ===============================================================================



                                       Nine Months Ended 9/30/00                  Nine Months Ended 9/30/99
                                 -----------------------------------      -------------------------------------
                                            Weighted          Per                      Weighted            Per
                                  Net        Average         Share         Net          Average           Share
                                 Income      Shares         Amount        Income         Shares          Amount
                                 -------------------------------------------------------------------------------
Basic EPS:
    Net income available to
       common stockholders ...   $6,113       7,498         $   0.82      $4,804          7,579         $   0.63
Effect of dilutive securities:
    Stock options ............                   19                                          39
                                 -------------------------------------------------------------------------------
Diluted EPS ..................   $6,113       7,517         $   0.81      $4,804          7,618         $   0.63
                                 ===============================================================================

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

     Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $5.510 million and $3.679 million, respectively, and total comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $3.816 million and ($733,000), respectively.

4.   Recent Accounting Pronouncements:

     FASB Statement 133

     The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments will be reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

     Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.

     As of September 30, 2000, the Company has certain debt securities which have embedded derivatives that will have to be accounted for separately under SFAS No. 133. The purpose of these debt securities is to hedge against the exposure associated with certain of the Company's variable rate assets that have a decrease in interest payments in a falling interest rate environment. The Company is in the process of determining if the above mentioned hedge will qualify for cash flow hedge accounting treatment under SFAS No. 133. If the intended cash flow hedge does not qualify for hedge accounting under SFAS No. 133, changes in the fair value of the embedded derivatives will need to be reported in net income in the first quarter of 2001. As of September 30, 2000, the book value and market value of the debt securities with embedded derivatives amounted to approximately $3.854 million and $2.619 million, respectively.

     In addition, the Company has certain other embedded derivatives (related to a time deposit with returns linked to an equity index) which management expects will need to be separately accounted for at fair value. At this time, management expects that the net adjustment to fair value upon the adoption of SFAS No. 133 for these embedded derivatives will not have a material effect on the Company's consolidated financial statements.

     The above estimates are based on current market rates and economic conditions, which are subject to change. The effect of adoption on January 1, 2001 cannot be estimated with certainty at this time, as it is subject to unknown variables such as (1) actual derivatives and related hedge positions, (2) market values of derivatives and related hedged items, and
     (3) further ongoing interpretation on SFAS No. 133 by the FASB.

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

Results of Operations

Net income for the quarter ended September 30, 2000 amounted to $2.017 million, compared to the $1.658 million reported for the same period in 1999 while net income for the nine months ended September 30, 2000 amounted to $6.113 million, compared to the $4.804 million reported for the nine months ended September 30, 1999. Return on average equity and return on average assets were 14.66% and 0.86%, respectively, for the quarter ended September 30, 2000 and 14.92% and 0.87%, respectively, for the nine months ended September 30, 2000. Diluted earnings per share amounted to $.27 for the quarter ended September 30, 2000 compared to diluted earnings per share of $.22 for the quarter ended September 30, 1999, and diluted earnings per share for the nine months ended September 30, 2000 amounted to $.81 compared to diluted earnings per share of $.63 for the nine months ended September 30, 1999.

Net income for the nine months ended September 30, 2000 and 1999 was affected by a write-down of a corporate debt security that is other than temporarily impaired. The write-down of the corporate debt security amounted to $875,000 (pre-tax) for the nine months ended September 30, 2000, $720,000 was recorded in the second quarter of 2000 and $155,000 in the third quarter of 2000; and $1.187 million (pre-tax) in the second quarter of 1999. The write-downs were recognized in net loss on securities transactions. Excluding the write-downs, net income would have been $2.110 million for the quarter ended September 30, 2000, or $0.28 diluted earnings per share, up 27.3% from the $0.22 diluted earnings per share, or $1.658 million earned for the same quarter in 1999. Net income for the nine months ended September 30, 2000 would have been $6.638 million, or $0.88 diluted earnings per share, up 22.2% from the $0.72 diluted earnings per share, or $5.516 million in net income that would have been recorded for the same period in 1999 excluding the 1999 write-down of this corporate debt security.

Net interest income for the quarter ended September 30, 2000 was $8.062 million, an 8.1% increase over the $7.458 million for the same quarter in 1999. Net interest income for the nine months ended September 30, 2000 was $25.220 million, a 20.3% increase over the $20.972 million for the same period in 1999. The increases in net interest income were due primarily to an increase the average balance of earning assets in the third quarter and nine-month period ended 2000 when compared to the same periods in 1999. The increase in earning assets can mainly be attributed to an acquisition of five bank branches in August of 1999 with deposits totaling $135.866 million (net of premium paid), and opening five new branches from the third quarter of 1999 through the third quarter of 2000. (See additional discussion under the caption "Net Interest Income").

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

The provision for loan and lease losses for the quarter ended September 30, 2000 was $330,000, which is a $10,000 decrease from the provision for loan and lease losses for the third quarter of 1999. The provision for loan and lease losses for the nine months ended September 30, 2000 was $1.070 million, which is a $10,000 increase over the same nine-month period in 1999. The relative consistency in the provision for loan and lease losses is due primarily to the slight decrease in the level of non-performing loans offset by the growth in the loan and lease portfolio. Non-performing loans as a percentage of total loans were 1.02% at September 30, 2000 compared to 1.21% at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 166.7% at September 30, 2000 compared to 165.6% at September 30, 1999. Net charge-offs decreased from $936,000 for the nine months ended September 30, 1999 to $756,000 for the same period in 2000. The decrease in net charge-offs can be attributed to the sale of the Company's credit card portfolio in the fourth quarter of 1999 and a decrease in manufactured housing lending which comprised a significant portion of net charge-offs in 1999.

Total non-interest income for the quarter ended September 30, 2000 was $1.203 million, an increase of $173,000 when compared to the same period in 1999. Services charges on deposit accounts increased $98,000 (17.9%), from $547,000 for the quarter ended September 30, 1999 to $645,000 for the same period in 2000. The increase in service charges on deposit accounts can be attributed to an increase in the number of transaction accounts the Company services that resulted from the Company's branch expansion activities. Net gain on securities transactions increased $56,000 despite a $155,000 write-down on an impaired corporate debt security during the quarter ended September 30, 2000. The gain on securities resulted primarily from the sale of tax-exempt investment securities during the quarter. The Company's securities available for sale portfolio is used to maintain its liquidity position and to maximize its tax position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet and maximize the Company's tax position. Other income increased $19,000 (4.2%), from $451,000 for the quarter ended September 30, 1999 to $470,000 for the same period in 2000. Merchant fees on credit cards decreased $98,000 in the third quarter of 2000 when compared to the same period in 1999 due to the sale of the merchant processing business in the second quarter of 2000.

Offsetting this decrease was an increase in mortgage banking revenue of $94,000, which resulted from commissions on the sale of title insurance of $48,000 and an increase in gains on the sale of residential real estate loans of $46,000.

Total non-interest income for the nine months ended September 30, 2000 was $3.170 million, an increase of $874,000 when compared to the $2.296 million for same period in 1999. As noted above, the nine months ended September 30, 2000 and 1999 were affected by a write-down of a corporate debt security. The write-down of the corporate debt security amounted to $875,000 (pre-tax) for the nine months ended September 30, 2000 and $1.187 million (pre-tax) for the same period in 1999. Excluding the write-down, total non-interest income was $4.045 million for the nine months ended September 30, 2000, up $562,000 (16.1%) from the $3.483 million recognized in the same period in 1999. The increase in non-interest income resulted from services charges on deposit accounts which increased $328,000 (21.3%), from $1.541 million for the nine months ended
September 30, 1999 to $1.869 million for the nine months ended September 30, 2000. The increase in service charges on deposit accounts can be attributed to an increase in the number of transaction accounts the Company services that resulted from the Company's branch expansion activities. Additionally, other income increased $164,000 (11.9%), from $1.375 million for the nine months ended September 30,1999 to $1.539 million for the nine months ended September 30, 2000. The increase in other income can be primarily attributed to the sale of the Company's merchant processing business for $82,000, commissions on the sale of title insurance totaling $82,000, and an increase in the gain on sale of residential real estate loans of $39,000. Partially offsetting these increases was a decrease in merchant fee income of $65,000 due to the sale of the merchant processing business.

Total non-interest expenses were $6.211 million for the quarter ended September 30, 2000, up $358,000 from the same period in 1999. The increase in non-interest expenses was due primarily to the branch expansion activity that occurred in the second half of 1999. Capital securities expense and goodwill amortization amounted to $465,000 and $332,000, respectively, for the quarter ended September 30, 2000 compared to $227,000 and $110,000, respectively, for the same period in 1999. These expenses are a result of the capital securities offering and branches acquisition that occurred in August of 1999. Salaries and employee benefits decreased $185,000 from $2.579 million for the quarter ended September 30, 1999 to $2.394 million for the quarter ended September 30, 2000. The decrease in salaries and benefits can be primarily attributed to an increase in loan origination activity. Salaries and benefits deferrals associated with loan origination activity increased $285,000 in the third quarter of 2000 when compared to the same period in 1999. Occupancy and equipment and advertising and marketing increased $95,000 and $82,000, respectively, for the quarter ended September 30, 2000 when compared to the same period in 1999. The increases are due mainly to the branch expansion noted previously. Additionally, these branches are located in new markets, which required expenditures for advertising and marketing campaigns. Professional fees increased $89,000 and other real estate owned and repossessed assets decreased $139,000 in the third quarter of 2000 when compared to 1999. These two expense items were affected by a reclassification of a $55,000 legal expense that was mistakenly classified as other real estate owned and repossessed assets expense in the second quarter of 2000. Excluding this reclassification, other real estate owned and repossessed assets expense would have been $67,000 and professional fees would have been $168,000 for the third quarter of 2000.

Other expenses increased $8,000 from $890,000 for the quarter ended September 30, 1999 to $898,000 for the quarter ended September 30, 2000. The stable level of other expense for the quarter ended September 30, 2000 when compared to the same period in 1999 can be primarily attributed to the sale of the merchant processing business in the second quarter of 2000. Expenses associated with the merchant processing business decreased $86,000 for the quarter ended September 30, 2000 when compared to the same period in 1999. Partially offsetting this decrease was an increase in telephone and fax expenses of $32,000 primarily due to an increase in branch expansion activities. Additionally, leasing fees and insurance associated with the Company's leasing portfolio increased $27,000 due to the continued growth in the Company's leasing portfolio.

Total non-interest expenses were $19.034 million for the nine months ended September 30, 2000, up $3.386 million from the same period in 1999. Capital securities expense and goodwill amortization amounted to $1.300 million and $995,000, respectively, for the nine months ended September 30, 2000 compared to $227,000 and $100,000, respectively, for the same period in 1999. These expenses are a result of the capital securities offering and the branch acquisition that occurred in August of 1999. Salaries and employee benefits increased $234,000 from $7.142 million for the nine months ended September 30, 1999 to $7.376 million for the nine months ended September 30, 2000. Total salaries and compensation increased $855,000 for the nine months ended September 30, 2000 compared to the same period 1999, even though there was an increase in loan origination cost deferrals of $637,000 and a $106,000 decrease in pension costs. Occupancy and equipment and advertising and marketing increased $493,000 and $407,000, respectively, for the nine months ended September 30, 2000 when compared to the same period in 1999. The increases are due mainly to the branch expansion.

Other expenses increased $356,000 from $2.347 million for the nine months ended September 30, 1999 to $2.703 million for the nine months ended September 30, 2000. The increase in other expenses resulted mainly from an increase in losses incurred on the sale of vehicles sold at the end of the lease term of $109,000, insurance and fees on leased vehicles of $68,000, correspondent bank service charges of $58,000, and tele-communications expense of $64,000. Partially offsetting these increases was a $127,000 decrease in expenses related to the merchant processing business that was sold in the second quarter of 2000.

Income tax expense was $707,000 for the quarter ended September 30, 2000, up $70,000 from the $637,000 recognized in the same period in 1999. The effective tax rate for the third quarter of 2000 and 1999 was 26.0% and 27.8%, respectively. Income tax expense was $2.173 million for the nine months ended September 30, 2000, up $417,000 from the $1.756 million recognized for the same period in 1999. The effective tax rate for the nine months ended September 30, 2000 and 1999 was 26.2% and 26.8%, respectively.

Net Interest Income

(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

Net Interest Income FTE Basis

FTE net interest income was $8.171 million for the quarter ended September 30, 2000, up from the $7.732 million for the same period in 1999. The net interest margin for the quarter ended September 30, 2000 was 3.63%, down from the 4.09% for the same period in 1999. FTE net interest income was $25.761 million for the nine months ended September 30, 2000, up from the $21.847 million for the same period in 1999. The net interest margin for the nine months ended September 30, 2000 was 3.85%, down from the 4.07% for the same period in 1999. The decrease in net interest margin is primarily a result of the percentage increase in interest-bearing liabilities and interest expense exceeding the percentage increase in earning assets and FTE interest income for the quarters and nine months ended September 30, 2000 and 1999. Additionally, the Company is liability sensitive, which means interest-bearing liabilities re-price faster than interest earning assets. In a rising rate environment, the Company's cost of funds will increase faster than its yield on interest earning assets. Since the end of the second quarter of 1999, the Federal Reserve Bank has increased borrowing rates 150 basis points which has resulted in a decreasing net interest margin. The Company anticipates that its trend in a decreasing net interest margin will continue if short-term borrowing rates remain stable.

Earning Assets

Total average earning assets increased $142.945 million from $757.076 million for the quarter ended September 30, 1999 to $900.021 million for the same period in 2000. This increase was primarily the result of the branch acquisition during the quarter ended September 30, 1999. Total average earning assets increased $176.079 million from $716.123 million for the nine months ended September 30, 1999 to $892.202 million for the same period in 2000. This increase can also be attributed to the branch acquisition. FTE interest income for the quarter ended September 30, 2000 was $17.737 million, up $3.167 million from the same period in 1999. The increase in average earning assets was the primary reason for the increase in FTE interest income. The yield on earning assets for the quarter ended September 30, 2000 was 7.88%, a 18 basis point ("bp") increase over the same period in 1999. The primary reason for the increase in yield was a 52 bp increase in yield from taxable securities. FTE interest income for the nine months ended September 30, 2000 was $52.737 million, up $11.363 million from the same period in 1999. The increase in average earning assets was the primary reason for the increase in FTE interest income. The yield on earning assets for the nine months ended September 30, 2000 was 7.88%, an 18 bp increase over the same period in 1999. The primary reason for the increase in yield was a 93 bp increase in yield from taxable securities.

Loans

The average balance of loans increased $98.748 million, from $412.723 million for the quarter ended September 30, 1999 to $511.471 million for the quarter ended September

30, 2000. The increase in the average balance of loans resulted in an increase of $1.907 million in FTE interest income for the quarter ended September 30, 2000 when compared to the same period in 1999. The increase in FTE interest income was offset by a decrease in yield of 14 basis points, from 8.47% for the quarter ended September 30, 1999 to 8.33% for the same period in 2000. On a year to date basis, average loans were $488.440 million, up from $396.632 million in 1999. The yield on loans for the nine months ended September 30, 2000 was 8.30%, down 28 bp from the 8.58% in 1999. FTE interest income was up $4.906 million for the nine months ended September 30, 2000 when compared to the same period in 1999, due primarily to the increase in the average balance of loans offset by a decrease in the yield on loans.

Four product lines experienced significant growth during the quarter ended September 30, 2000 when compared to the same period in 1999. The average balance of loans secured by residential real estate increased $34.424 million (52.8%), from an average balance of $65.245 million for the quarter ended September 30, 1999 to $99.669 million for the same period in 2000. FTE interest income from loans secured by residential real estate increased 40.4% comparing the third quarter of 2000 to the same period in 1999, despite a 52.8% increase in the average balance during the same period. This is primarily a result of a decrease in the yield from loans secured by residential real estate of 68 bp, from 8.40% for the third quarter of 1999 to 7.72% for the same period in 2000. The decrease in the yield on loans secured by residential real estate can be attributed to loans, which have been paid off or re-financed and have been replaced with new loans, which yield lower rates. The average balance of loans secured by commercial real estate increased $21.180 million, from an average balance of $66.012 million for the quarter ended September 30, 1999 to $87.192 million for the same period in 2000. The yield on commercial real estate increased 51 basis points, from 8.46% for the third quarter of 1999 to 8.97% for the same period in 2000.

The average balance of auto lease financed receivables, net of unearned discounts, increased $26.058 million from $54.555 million for the quarter ended September 30, 1999 to $80.613 million for the same period in 2000. The average balance of consumer auto loans increased $17.548 million, from $44.029 million for the third quarter of 1999 to $61.577 million for the same period in 2000. The average balance of manufactured housing loans decreased $4.493 million, from $57.613 million for the third quarter 1999 to $53.120 million for the same period in 2000. Management intends to continue to reduce the manufactured housing loan portfolio through normal pay-down activity while it continues to focus on commercial real estate and commercial lending, auto lease financing, consumer auto lending, as well as residential lending.

Securities

The yield on taxable securities increased 52 basis points from 6.88% for the quarter ended September 30, 1999 to 7.40% for the quarter ended September 30, 2000. Interest income on taxable securities increased $2.199 million from $4.406 million for the quarter ended September 30, 1999 to $6.605 million for the quarter ended September 30, 2000. The increase in interest income on taxable securities can be attributed to the increase in yield of 52 basis points and an increase in the average balance of taxable securities of $100.758 million, from $256.241 million for the quarter ended September 30, 1999 to

$356.996 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, interest income on taxable securities amounted to $20.001 million, up $8.059 million when compared to the same period in 1999. The yield on taxable securities for the nine months ended September 30, 2000 was 7.46%, up 93 basis points when compared to the same period in 1999.

The increase in the average balance of taxable securities is due mainly to the acquisition of five bank branches and the assumption of related deposit liabilities, which resulted in a net cash payment of $133.900 million in August of 1999. The lower yield on taxable securities in 1999 is due to accelerated pay-downs on mortgage-backed securities and collaterlized mortgage obligations
(CMOs) that resulted from a substantial decrease in long-term mortgage rates which led to a higher than normal re-finance period that occurred at the end of the fiscal year 1998 and into the beginning of fiscal year 1999. As these mortgage-backed securities and CMOs paid down, the amortization of associated premiums was accelerated. Additionally, funds received from the branch acquisition were deployed in securities in a rising rate environment. The average balance of tax-exempt securities decreased $29.772 million, from $58.377 million for the quarter ended September 30, 1999 to $28.605 million for the same period in 2000. Consistent with the Company's tax planning strategy, the tax-exempt securities portfolio will continue to decrease.

Funding Sources

The Company utilizes deposit products such as time, savings, N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term borrowings and long-term debt are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $792.454 million for the quarter ended September 30, 2000 from $646.921 million for the same period in 1999. For the nine months ended September 30, 2000, the average balance of interest-bearing liabilities was $788.388 million, up from the $615.003 million for the same period in 1999. This increase in the average balances is attributed primarily to the branch acquisition in August 1999, which resulted in the assumption of approximately $155.700 million in deposits. The average rate paid on interest-bearing liabilities increased 60 bp, from 4.23% for the quarter ended September 30, 1999 to 4.83% for the same period in 2000. For the nine months ended September 30, 2000, the average rate paid on interest bearing liabilities was 4.56%, up from the 4.23% paid in the same period in 1999. The increase in the rate paid for interest-bearing liabilities can be attributed to an increase in short-term interest rates (the Federal Reserve Bank has raised its overnight borrowing rate 150 bp since the second quarter of
1999).

Deposits

The average balance for time deposits increased $78.353 million, from $343.869 million for the quarter ended September 30, 1999 to $422.222 million for the same period in 2000. For the nine months ended September 2000, the average balance of time deposits was $438.782 million, up from $333.160 million for the same period in 1999. The increase in the average balance of time deposits can be attributed primarily to two factors. The acquisition of five bank branches in the third quarter of 1999 resulted in the assumption of $103.508 million in time deposits. Additionally, due to recent market expansion, average municipal time deposits greater than $100,000, which are primarily comprised of deposits from municipalities and school districts, increased $62.541 million, from $78.077 million for the nine months ended September 30, 1999 to $140.618 million for the same period in 2000. The rate paid on time deposits for the quarter ended September 30, 2000 was 5.81%, up from the 5.22% for the same period in 1999. If short-term rates continue to rise, the Company anticipates that the rate paid on time deposits will increase, as municipal time deposits greater than $100,000 have terms generally less than six months and re-price more quickly than other time deposit products.

The average balance of N.O.W. accounts increased $15.387 million, from $83.072 million for the quarter ended September 30, 1999 to $98.459 million for the same period in 2000. The average balance of savings accounts increased $13.476 million, from $120.493 million for the quarter ended September 30, 1999 to $133.969 million for the same period in 2000. The increase in N.O.W. and savings accounts can be primarily attributed to the assumption of deposit liabilities associated with the branch acquisition. The total amount of N.O.W and savings accounts assumed from the branch acquisition totaled $12.754 million and $25.273 million, respectively. The remaining increase in N.O.W. accounts of $2.633 million resulted from the Company's continued market expansion. The rate paid on N.O.W. and savings accounts remained relatively unchanged from 1.89% and 2.85% for the quarter ended September 30, 1999 to 1.81% and 2.85% for the same period in 2000. The rate paid on money market accounts increased 130 bp, from 3.72% for the quarter ended September 30, 1999 to 5.02% for the same period in 2000. The increase in the rate paid on money market accounts is due mainly to a municipal money market product which amounted to approximately 53% and 65% of the total average balance of money market accounts for the quarters ended September 30, 2000 and 1999, respectively. The municipal money market product re-prices weekly and is indexed to an overnight borrowing rate. The average overnight borrowing rate was 5.09% for the quarter ended September 30, 1999 compared to 6.52% for the quarter ended September 30, 2000.

The average balance of non-interest bearing deposits was $68.647 million for the quarter ended September 30, 2000, up from $64.479 million for the same period in 1999. The average balance of non-interest bearing deposits for the nine months ended September 30, 2000 was $66.207 million, up from the $62.887 million for the same period in 1999. The increases in non-interest bearing deposits can be attributed to the Company's continued market expansion.

Short-Term Borrowings

The average balance of short-term borrowings was $68.292 million for the quarter ended September 30, 2000, up from $37.256 million for the same period in 1999. For the nine months ended September 30, 2000, the average balance of short-term borrowings was $42.966 million, up from $25.507 million for the same period in 1999. The rate paid on short-term borrowings increased 143 bp, from 5.27% for the quarter ended September 30, 1999 to 6.70% for the same period in 2000. The increase in the rate paid on short-term borrowings is a result of the 125 basis point increase in the Federal Reserve Bank overnight borrowing rate during the past four quarters. The increase in short-term borrowings is primarily the result of funding loan and lease growth and run-off of municipal time deposits.

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


                                                                               Three months ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2000                                        1999
                                                 ----------------------------------------     --------------------------------------
                                                 Average                           Yield/     Average                         Yield/
                                                 Balance         Interest           Rate      Balance        Interest          Rate
                                                 -------         --------           ----      -------        --------          ----
                                                                                (Dollars in thousands)
Interest-earning assets:
Loans and Leases .........................       $511,471        $ 10,645           8.33%    $412,722        $  8,738          8.47%
Taxable Securities .......................        356,999           6,605           7.40%     256,241           4,406          6.88%
Tax-exempt Securities ....................         28,605             441           6.17%      58,377           1,058          7.25%
Federal Funds Sold .......................          2,946              46           6.25%      29,735             368          4.95%
                                                 --------        --------           ----     --------        --------          ----
Total interest-earning assets ............       $900,021          17,737           7.88%    $757,075          14,570          7.70%
                                                 ========        --------           ----     ========        --------          ----

Interest-bearing liabilities:
Deposits
NOW ......................................       $ 98,459             445           1.81%    $ 83,072             393          1.89%
Savings ..................................        133,969             953           2.85%     120,493             859          2.85%
Money Market .............................         63,706             800           5.02%      55,994             521          3.72%
Time Deposits ............................        422,222           6,133           5.81%     343,869           4,486          5.22%
                                                 --------        --------           ----     --------        --------          ----
Total Interest Bearing Deposits ..........        718,356           8,331           4.64%     603,428           6,259          4.15%
                                                 --------        --------           ----     --------        --------          ----
Short-term Borrowings ....................         68,292           1,144           6.70%      37,256             491          5.27%
Long-term Borrowings .....................          5,806              91           6.27%       6,237              88          5.64%
                                                 --------        --------           ----     --------        --------          ----
Total Interest-bearing
liabilities ..............................       $792,454           9,566           4.83%    $646,921           6,838          4.23%
                                                 ========        --------           ----     ========        --------          ----
Interest Rate Spread .....................                       $  8,171           3.05%                    $  7,732          3.47%
                                                                 ========                                    ========
Net Interest Margin ......................                                          3.63%                                      4.09%



                                                                               Nine months ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2000                                        1999
                                                 ----------------------------------------     --------------------------------------
                                                 Average                           Yield/     Average                         Yield/
                                                 Balance         Interest           Rate      Balance        Interest          Rate
                                                 -------         --------           ----      -------        --------          ----
                                                                                (Dollars in thousands)
Interest-earning assets:
Loans and Leases .........................       $488,440        $ 30,423           8.30%    $396,632        $ 25,517          8.58%
Taxable Securities .......................        357,392          20,001           7.46%     243,901          11,942          6.53%
Tax-exempt Securities ....................         42,292           2,139           6.74%      63,845           3,476          7.26%
Federal Funds Sold .......................          4,078             174           5.69%      11,745             439          4.98%
                                                 --------        --------           ----     --------        --------          ----
Total interest-earning assets ............       $892,202          52,737           7.88%    $716,123          41,374          7.70%
                                                 ========        --------           ----     ========        --------          ----

Interest-bearing liabilities:
Deposits
NOW ......................................         96,793           1,304           1.80%      78,806           1,095          1.85%
Savings ..................................        134,666           2,855           2.83%     111,190           2,328          2.79%
Money Market .............................         69,187           2,440           4.70%      59,978           1,649          3.67%
Time Deposits ............................        438,782          18,097           5.50%     333,160          13,242          5.30%
                                                 --------        --------           ----     --------        --------          ----
Total Interest Bearing Deposits ..........        739,428          24,696           4.45%     583,134          18,134          4.19%
                                                 --------        --------           ----     --------        --------          ----
Short-term Borrowings ....................         42,966           1,984           6.16%      25,507             948          4.96%
Long-term Borrowings .....................          5,994             295           6.56%       6,362             265          5.55%
                                                 --------        --------           ----     --------        --------          ----
Total Interest-bearing
liabilities ..............................       $788,388          26,975           4.56%    $615,003          19,527          4.23%
                                                 ========        --------           ----     ========        --------          ----
Interest Rate Spread .....................                       $ 25,762           3.32%                    $ 21,847          3.47%
                                                                 ========                                    ========
Net Interest Margin ......................                                          3.85%                                      4.07%

Financial Condition and Liquidity

The Company's total assets at September 30, 2000 were $944.661 million, an increase of $30.489 million (4.4% annual rate of increase) when compared to December 31, 1999. The increase was primarily in net loans and leases of $63.853 million, offset in part by a decrease in securities available for sale of $20.068 million, and cash and cash equivalents of $12.177 million. Total deposits decreased $11.000 million and short-term borrowings increased $38.097 million. Stockholders' equity increased $2.637 million, due to earnings retention of $4.089 million, partially offset by an increase in accumulated other comprehensive losses of $603,000, and treasury stock purchases of $849,000.

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

The following table represents the composition of the Company's securities available for sale portfolio in dollar amounts and percentages at the dates indicated:

                                                           September 30, 2000
                                                     --------------------------
                                                     Carrying        Percent of
                                                       Value            Total
                                                       -----            -----
 CMO & asset-backed securities ....................   $139,264           37.9%
 Mortgaged backed securities ......................     38,126           10.4%
 Corporate and taxable municipal debt
 securities .......................................     77,376           21.0%
 U.S. government agency securities ................     71,956           19.6%
 State and municipal obligations ..................     23,458            6.4%
 U.S. treasury securities .........................      7,955            2.1%
                                                      --------           -----
          Total debt securities ...................    358,135           97.4%
 Non-marketable equity securities .................      4,040            1.1%
 Mutual funds and preferred stock .................      5,522            1.5%
                                                      --------           -----
                                                      $367,697          100.0%
                                                      ========           =====

                                                         At December 31, 1999
                                                     --------------------------
                                                     Carrying        Percent of
                                                       Value            Total
                                                       -----            -----
 CMO & asset-backed securities ....................   $145,940           37.6%
 Mortgaged backed securities ......................     36,861            9.5%
 Corporate and taxable municipal debt
 securities .......................................     75,270           19.4%
 U.S. government agency securities ................     58,065           15.0%
 State and municipal obligations ..................     57,746           14.9%
 U.S. treasury securities .........................      5,938            1.5%
                                                      --------           -----
          Total debt securities ...................    379,820           97.9%
 Non-marketable equity securities .................      4,040            1.1%
 Mutual funds and preferred stock .................      3,905            1.0%
                                                      --------           -----
                                                      $387,765          100.0%
                                                      ========           =====


CMOs and asset-backed securities decreased $6.676 million from December 31, 1999, and represent 37.9% of the securities available for sale ("SAFS") portfolio at September 30, 2000. The weighted-average life and weighted-average rate of CMOs and asset-backed securities was 7.0 years and 7.99%, respectively, at September 30, 2000. Mortgage-backed securities ("MBS") increased $1.265 million from December 31, 1999, and represent 10.4% of the SAFS portfolio at September 30, 2000. The weighted-average life and weighted-average rate of the MBS was 7.2 years and 7.48%, respectively, at September 30, 2000. If interest rates continue to rise, the Company anticipates that the weighted-average lives of CMOs and MBS will increase and the fair value of the securities will decrease. Alternatively, if rates decrease, the weighted-average lives of CMOs and MBS will decrease and the fair value of the securities will increase.

Corporate and taxable municipal debt securities increased $2.106 million from December 31, 1999, and represent 21.0% of SAFS at September 30, 2000. The weighted-average life and weighted-average rate of the corporate and taxable municipal debt portfolio was 9.2 years and 9.44%, respectively, at September 30, 2000. Included in corporate debt securities is a corporate obligation that management believes is other-than-temporarily impaired. For the nine months ended September 30, 2000, the Company wrote-down this corporate debt security a total of $875,000 to net (loss) gain on securities transactions. During 1999, the Company wrote-down this corporate debt security a total of $1.4 million to net (loss) on securities transactions. The remaining carrying value of the corporate obligation is $660,000, which management will continue to monitor for additional other-than-temporary impairment.

U.S. government agency securities increased $13.891 million from December 31, 1999, and represents 19.6% of the SAFS at September 30, 2000. The weighted-average life and weighted-average rate of U.S. agency securities was
10.5 years and 8.01%, respectively, at September 30, 2000. A substantial number of U.S. government agency securities have call features, and in a decreasing interest rate environment, these securities may likely be called. Consistent with the Company's tax planning strategy, the state and municipal obligation portfolio decreased $34.288 million from December 31, 1999 and represents 6.4% of the SAFS portfolio at September 30, 2000. The weighted-average life of the total SAFS portfolio at September 30, 2000 was 8.5 years.

Loans and leases

Net loans and leases receivable increased $63.853 million from $449.064 million at December 31, 1999 to $512.917 million at September 30, 2000. The following schedule details the Company's loan and lease portfolio:

                                                    September 30,   December 31,
                                                        2000            1999
                                                        ----            ----
Loans secured by real estate:
Residential ..................................       $ 102,863        $  83,949
Commercial ...................................          89,932           79,349
Agricultural .................................          17,980           16,960
Construction .................................           2,716            2,286
Home equity ..................................          29,046           25,183
                                                     ---------        ---------
                                                       242,537          207,727
                                                     ---------        ---------
Other loans and leases:
Commercial ...................................          42,997           42,743
Agricultural .................................          17,286           17,252
Manufactured housing .........................          50,079           55,774
Lease receivables ............................          92,347           76,002
Tax exempt ...................................           8,361            6,116
Consumer .....................................          74,946           57,944
                                                     ---------        ---------
                                                       286,016          255,831
                                                     ---------        ---------
Net deferred loan fees/costs
and unearned discount ........................          (6,794)          (5,965)
Allowance for loan and lease losses ..........          (8,842)          (8,529)
                                                     ---------        ---------
Net loans and leases receivable ..............       $ 512,917        $ 449,064
                                                     =========        =========


Loans secured by residential real estate increased $18.914 million, from $83.949 million at December 31, 1999 to $102.863 million at September 30, 2000. The increase in residential real estate is primarily attributed to adjustable rate consumer mortgage products that the Company began offering during the first quarter of 2000. The Company anticipates that its residential real estate activity will continue to increase. In light of this anticipated increase in residential real estate activity, the Company has begun selling its fixed rate residential real estate loans on the secondary market, and intends to retain servicing rights on the majority of the loans it sells. The Company's residential real estate servicing portfolio increased $4.377 million, from $8.389 million at December 31, 1999 to $12.766 million at September 30, 2000. Commercial real estate increased $10.583 million, from $79.349 million at December 31, 1999 to $89.932 million at September 30, 2000. The increase in commercial real estate can be attributed to successful efforts in penetrating new markets. Home equity loans increased $3.863 million, from $25.183 million at December 31, 1999 to $29.046 million at September 30, 2000.

Lease receivables increased $16.345 million, from $76.002 million at December 31, 1999 to $92.347 million at September 30, 2000. The Company has expanded its leasing market area, which has led to the increase. Lease receivables are secured by automobiles and sport utility vehicles and generally have terms ranging from three to five years. Consumer loans increased $17.002 million, from $57.944 million at December 31, 1999 to $74.946 million at September 30, 2000. The increase in consumer loans was primarily related to indirect automobile loans which is the result of an increase in the number of dealers the Company contracts. Manufactured housing decreased $5.695 million and represents 9.6% of the total loan and lease portfolio at September 30, 2000. The Company will continue to focus its efforts in growth related to the lease receivables, residential real estate, and commercial real estate/commercial loan portfolios. The Company's manufactured housing portfolio will continue to decline as the Company is de-emphasizing its efforts in originating this loan type, due to competitive pressures and higher credit risk associated with this product.

Deposits

Total deposits decreased $11.000 million, from $796.244 million at December 31, 1999 to $785.244 million at September 30, 2000. The following schedule details the Company's deposit liabilities:


                                                  September 30,    December 31,
                                                      2000             1999
                                                      ----             ----
Non-interest bearing deposits ..................    $ 70,994        $ 58,064
NOW accounts ...................................      97,587          96,234
Savings accounts ...............................     131,973         136,150
Money market accounts ..........................      70,227          64,351
Time deposits of $100,000 or more ..............     142,305         184,594
Other time deposits ............................     272,158         256,851
                                                    --------        --------
Total deposits .................................    $785,244        $796,244
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

Borrowings

Although deposits are the Company's primary source of funds, the Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several Bank customers in the ordinary course of business. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. At September 30, 2000, the

Company had short-term borrowings with the FHLB amounting to $45.175 million and short-term re-purchase agreements totaling $21.989 million. The Company has $1.2 million in long-term borrowings with the Federal Home Loan Bank of New York at September 30, 2000. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial
Revenue Bonds to fund the construction of its administrative and operations complex. As of September 30, 2000, the remaining balance on the bonds was $4.5 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025.

Non-performing Assets

Non-performing assets are summarized in the following table:


                                                   September 30,   December 31,
                                                       2000           1999
                                                       ----           ----
Non-accrual loans ...............................     $4,838        $5,212
Accruing loans past due 90 days .................        468           722
                                                      ------        ------
Total non-performing loans ......................      5,306         5,934
Other real estate owned and
repossessed assets ..............................        970         1,258
                                                      ------        ------
Total non-performing assets (loan related) ......      6,276         7,192
Impaired corporate debt security ................        660         1,535
                                                      ------        ------
Total non-performing assets .....................     $6,936        $8,727
                                                      ======        ======
Non-performing loans as a % of total loans ......       1.02%         1.30%
Non-performing assets as a
of total assets (loan related) ..................       0.66%         0.79%
Allowance for loan and lease losses to
non-performing loans ............................     166.64%       143.73%


Non-accrual loans at September 30, 2000 were comprised of $1.577 million of commercial/commercial real estate, $2.068 million of agricultural loans, $1.078 million of residential real estate, and $116,000 of manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans at September 30, 2000.

The remaining carrying value of the impaired corporate debt security, which is not accruing interest and is considered to be non-performing is $660,000. This debt security, which is not actively traded, is monitored closely by management and at this time, management does not believe any additional write-down is required. However, if adverse conditions continue or worsen, an additional write-down may be necessary.

Gross charge-offs for the nine months ended September 30, 2000 amounted to $996,000. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $459,000 and commercial loans amounting to $218,000. Recoveries for the nine months ended September 30, 2000 amounted to $239,000. Provisions for loan and lease losses amounted to $1.070 million for the nine months ended September 30, 2000. The allowance for loan losses increased $313,000, from $8.529 million at December 31, 1999 to $8.842 million at September 30, 2000. The allowance for loan and lease losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan and lease portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses.

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

The Company and its bank subsidiary are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of minority interest in consolidated subsidiaries (subordinated debt), less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 4%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of September 30, 2000, the Tier 1 leverage and risk-based capital ratios for the Company and its bank subsidiary were as follows:

Summary of Capital Ratios


                                               Tier 1                Total
                                             Risk-Based            Risk-Based
                                               Capital   Leverage   Capital
                                                Ratio      Ratio      Ratio
                                                -----      -----      -----
CNB Financial Corp. ........................     9.32      6.81      10.58
Central National Bank ......................     8.98      6.51      10.23
Regulatory Minimum .........................     4.00      4.00       8.00
FDICIA's "Well-Capitalized" Standard .......     6.00      5.00      10.00


All capital ratios for the Company and its subsidiary bank at September 30, 2000 were above minimum capital standards for financial institutions. Additionally, the Company and its subsidiary bank capital ratios at that date were above FDICIA's "well-capitalized" standard.

Total stockholders' equity amounted to $57.260 million at September 30, 2000, which is a $2.637 million increase from the $54.623 million at December 31, 1999. The increase resulted primarily from an increase in earnings retention of $4.089 million, partially offset by an increase in accumulated other comprehensive loss of $603,000 and an increase in treasury stock of $849,000.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of September 30, 2000, under this analysis, a 200 basis point increase in interest rates resulted in a $1.380 million decrease (4.1%) in annual net interest income and a 200 basis point decrease in interest rates resulted in a $986,000 decrease (2.9%) in annual net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicates that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk.
Additionally, the Company will focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 and short-term borrowings (which represented 24.5% of interest-bearing liabilities at September 30, 2000), which are more volatile when rates change due to their short-terms which typically range from 1 day to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its miss-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. The Company is asset sensitive in a rapidly declining rate environment, as earning assets would re-price faster than interest-bearing liabilities would re-price. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgaged-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analyses and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

          (B) Current Reports filed on Form 8-K
          None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 CNB FINANCIAL CORP.
                                                 Registrant




Date:  November 13, 2000                         By:  /s/ DONALD L. BRASS
       -----------------                              --------------------------
                                                      Donald L. Brass
                                                      President



Date:  November 13, 2000                         By:  /s/ PETER J. CORSO
       -----------------                              --------------------------
                                                      Peter J. Corso
                                                      Executive Vice President