Form 10-K
period 2000-12-31
CNB FINANCIAL CORP /NY/
filed 2001-03-29
CIK 883756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89,217,091

As of March 15, 2001, 7,473,683 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Documents                        Part of 10-K into which incorporated
           ---------                        ------------------------------------
Portions of the Consolidated
Financial Statements
for the year ended December 31, 2000                          I, II

Portions of Proxy Statement for Annual Meeting
of Shareholders to be held on May 3, 2001                      III

                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 2000

                               CNB FINANCIAL CORP.


PART I                                                                      Page
                                                                            ----
Item 1.   Business............................................................1
Item 2.   Properties..........................................................6
Item 3.   Legal Proceedings.................................................. 7
Item 4.   Submission of Matters to a Vote of Security Holders.................7


PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.............................................................7
Item 6.   Selected Financial Data.............................................8
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........30
Item 8.   Financial Statements and Supplementary Data........................30
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................30

PART III

Item 10.  Directors and Executive Officers of the Registrant.................30
Item 11.  Executive Compensation.............................................31
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....31
Item 13.  Certain Relationships and Related Transactions.....................31

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...31

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

The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty-nine branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Otsego, Oneida, Saratoga, Schoharie and Schenectady.

While maintaining the "small town" personal appeal of a well-established community bank, we are positioning ourselves for growth by attracting and retaining talented personnel, improving our technological capabilities and introducing new products to better serve our customers. To aid our growth plans, we have instituted a major, company-wide, client-focused sales and service culture with each of our full and part-time employees, regardless of position, now being thoroughly trained in "relationship selling." This concept is an overall personal service mindset that strives to improve performance even in functions where there is no direct customer contact. All personnel are now motivated by sales rallies, sales and service awards and a pay-for-performance plan. Through greater pre-call planning and the delegation of many
administrative   functions,  our  sales  people  can  spend  more  time  in  the marketplace.

To compliment our new sales focus and fulfill our growth initiative, we will continue to look for opportunities to develop new branches and new markets, as well as strategically acquire other financial institutions, financial related service companies and/or individual branch offices. In this regard, in 2000, we opened two new branches located in Saratoga County. In 1999, we completed an acquisition of five retail-banking offices located in Otsego and Chenango counties of New York. These five offices are in addition to our downtown
Saratoga loan office and the three full-service branch locations in Oneida, Herkimer and Saratoga counties we opened in late 1999.

In 1996, Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses. On June 14, 1999, the Company established CNBF
Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities).

At December 31, 2000, the Company had, on a consolidated basis, total assets of $951.3 million, deposits of $799.9 million, net loans and leases of $525.0 million and stockholders' equity of $63.1 million. A detailed discussion concerning the Corporation's consolidated financial condition and results of operations is contained in Part II of this report.

Banking Services

The Bank provides a wide range of retail and commercial banking services for individuals and small to medium sized businesses primarily in its market area including accepting time, demand and savings deposits, and making secured and unsecured commercial, real estate and consumer loans and leases. The Bank also makes certain insurance and investment products available to its customers through a third-party vendor. The Bank's lending activities are primarily in agricultural, commercial, real estate and consumer loans, and in indirect and lease financing for automobiles. Other services include safe deposit boxes, travelers checks, money orders, wire transfers, drive-in facilities, 24-hour depositories, ATM's and trust services. The Bank's retail approach is that of a community-oriented bank focusing on development of long-term customer relationships, by providing personalized service, convenient locations, and the flexibility to meet the needs of individuals and businesses in its market area.

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

The consolidation of the financial services industry has created opportunities and challenges for the Company. Mergers among institutions have disrupted many customer relationships and created an opening for the Company to acquire new customers. Larger institutions, however, have been able to achieve economies of scale in operational processes, offer a broader and more sophisticated product mix, have a reduced cost of capital and offer more extensive electronic banking facilities. The Company's goal is to compete for savings and other deposits by offering depositors a higher level of personal service, together with a wide range of deposit products offered at competitive rates.

The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banks, credit unions, finance companies and other institutional lenders, many of whom maintain offices in the Company's market area. The Company's principal methods of competition include providing competitive loan and deposit pricing, personalized customer service, and continuity of banking relationships. Although the Company is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Company believes it benefits by its position as a community oriented financial services provider with a long history of serving its market area. Management believes that the variety, depth and stability of the communities which the Company services support the service and lending activities conducted by the Company.

Concentration of Consumer Lending

The Bank's lending activities focus on consumer loans and leases with a concentration in indirect financing provided through manufactured housing and automobile dealers. At December 31, 2000, approximately 17% of the Bank's total loan portfolio was concentrated in lease financing on automobiles, 12% was concentrated in automobile loans and approximately 9% was concentrated in manufactured housing loans. Accordingly, a substantial portion of the Bank's loan portfolio is subject to the general risks associated with consumer lending. In the opinion of the Bank's management, however, the established nature of the individual dealers through which the Bank provides the indirect financing, as well as the Bank's extensive experience in assessing the quality of such credits, help offset the risks associated with these loans and leases.

While the Company has been, and intends to continue to be, primarily a consumer lender, the Company has recently increased its emphasis on commercial real estate, construction, commercial and residential lending, as discussed more fully in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption " Loans and Leases".

Executive Officers of the Company

The following table sets forth, as of December 31, 2000, selected information about the principal officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                                                                    Corporate
                                                                        Held         Employee          Shares of
Name (Age)                          Office and Position                 Since          Since             Stock
----------                          -------------------                 -----      -------------    --------------
Donald L. Brass (52)                President                           1993           1993            42,221
Peter J. Corso (57)                 V.P. & Treasurer                    1993           1993            46,210
Michael D. Hewitt (50)              Sr. V.P. & Asst. Secretary          1999           1999               100

Employees

As of December 31, 2000, the Bank employed 337 persons  (full-time  equivalent).
The  Bank  provides  a  variety  of   employment   benefits  and  considers  its
relationship with its employees to be good.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in any activities other than banking or managing or controlling banks. On November 12, 1999, legislation was signed which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities.

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001.

The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

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

FDIC Insurance Assessments and Related Costs

The Bank is subject to FDIC deposit insurance assessments. Pursuant to Section 7 of the Federal Deposit Insurance Act (12 U.S.C. 1817), each institution has been assigned a risk-based classification that is used to determine the annual assessment rate. Under this system an insured institution will be assessed at rates ranging from 0 to 27 basis points per $100 of assessable deposits depending on its capital position and supervisory factors. Institutions are also required to pay an assessment related to the cost of Financing Corporation ("FICO") bonds, which assessment is currently 1.96 basis points per $100 of assessable deposits on an annualized basis. The FICO assessment is not tied to the FDIC risk-based insurance premium rates.

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

Limits on Dividends and Other Payments

The Corporation's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Corporation. Federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends. For example, as a national bank subject to the jurisdiction of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its retained net income, as defined by applicable regulations, for that year, combined with its retained net income for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand. At December 31, 2000, the Bank could pay dividends to the Company of $10.6 million without the prior approval of the OCC.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000, of $3.2 million. Specified types of collateral must secure FHLB advances and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At December 31, 2000, the Bank had $34.9 million in FHLB borrowings under the central credit facility.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999 and 1998, dividends from the FHLB to the Bank amounted to approximately $189,000, $164,000 and $115,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLB's will not also cause a decrease in the value of the FHLB stock held by the Bank.

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

The Federal Reserve Board and OCC have established capital guidelines, which are applicable to bank holding companies and national banks. The guidelines define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." The Company's Tier 1 risk-based capital and total risk-based capital ratios as of December 31, 2000 were 9.3% and 10.6%, respectively. The Bank's Tier 1 risk-based and total risk-based capital as of December 31, 2000 were 9.1% and 10.3%, respectively.

In addition, bank holding companies and banks that meet certain specified criteria, including they have the highest regulatory rating, must have a minimum leverage ratio of Tier 1 capital ("Leverage Ratio") of 3.0%. All other bank holding companies and banks are required to maintain a Leverage Ratio of 4.0%. The Company's and Bank's Leverage Ratio as of December 31, 2000 was 6.7% and 6.4%, respectively. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Community Reinvestment Act

Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all banks regulated by it to determine if these institutions are meeting the credit needs of their communities (including low and moderate income neighborhoods) and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of branch or other deposit facilities, office relocations, and mergers or acquisitions of banks. The OCC is required to make available to the public an evaluation of each bank's record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. This evaluation includes a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating.

ITEM 2.  Properties

The executive offices of the Company are located at 24 Church Street, Canajoharie, New York.

The Administrative and Operations Complex of the Bank is located at 20 Mohawk Street, Canajoharie, New York.

The location of the Bank's offices, as well as certain information related to these offices are set forth below:

Location                                                         Owned or Leased
--------                                                         ---------------
24 Church Street, Canajoharie, NY........................................Owned
Main Street, Cherry Valley, NY...........................................Owned
Route 20, Duanesburg, NY.................................................Owned
West Street, Edmeston, NY................................................Owned
Main Street, Fonda, NY...................................................Owned
Main Street, Middleburgh, NY.............................................Owned
Dutchtown Plaza, Palatine Bridge, NY....................................Leased
W. Main Street, St. Johnsville, NY.......................................Owned
Corner Routes 10 & 20, Sharon Springs, NY................................Owned
Canal Street, Fort Plain, NY.............................................Owned
E. Main Street, Cobleskill, NY...........................................Owned
Pyramid Mall, Johnstown, NY.............................................Leased
E. Main Street, Richfield Springs, NY....................................Owned
339-341 Main Street, Schoharie, NY.......................................Owned
Route 28 South, Cooperstown, NY..............................................*
62 Pioneer Street, Cooperstown, NY.......................................Owned
Newport Street, Middleville, NY..........................................Owned
Route 30, Amsterdam, NY..................................................Owned
198 Second Avenue Extension, Gloversville, NY...........................Leased
1343 Balltown Road, Niskayuna, NY.......................................Leased
Wal-Mart, 1320 Altamont Avenue, Schenectady, NY.........................Leased
63 Putnam Street, Saratoga, NY..........................................Leased
15 Park Avenue, Clifton Park, NY........................................Leased
402 Maple Avenue, Saratoga Springs, NY..................................Leased
225 Guideboard Road, Halfmoon, NY.......................................Leased
131 Oriskany Boulevard, Whitesboro, NY..................................Leased
18 South Broad Street, Norwich, NY.......................................Owned
1 Wall Street, Oneonta, NY...............................................Owned
107 Oneida Street, Oneonta, NY...........................................Owned
Route 23 Southside Mall, Oneonta, NY....................................Leased
103 North Caroline Street, Herkimer, NY.................................Leased


* The Bank owns the building in which its Cooperstown office is located, but leases the land pursuant to a long-term lease.

Properties and land owned and used by the Company and its subsidiaries at December 31, 2000, had a net book value of $12.7 million.

The Administrative and Operations Complex was financed through issuance of Taxable Industrial Revenue Bonds in 1995 and 1996. Final maturity on the bonds is May 1, 2025, with a portion being redeemed annually. Interest on the bonds will adjust weekly at a rate established by the Re-marketing Agent.

The Bank paid rental fees of $653,000 during the year ended December 31, 2000 with respect to properties from unaffiliated parties for branch offices and operational services. See also note 5, "Premises and Equipment" to the consolidated financial statements.

ITEM 3.  Legal Proceedings

The Company is party and/or its property is the subject of legal proceedings relating to the conduct of its business. In the best judgment of Management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     Part II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Corporation's common stock is listed for quotation on the NASDAQ National Market System under the symbol "CNBF". The following table sets forth the high and low bid prices of the common stock of the Corporation and the dividends paid thereon during the periods indicated:

                                High              Low              Dividend
                                ----              ---              --------
2000:
     First Quarter              14 1/8            12 1/16           $.090
     Second Quarter             12 3/4            9 3/4              .090
     Third Quarter              11 1/2            7 5/8              .090
     Fourth Quarter             10 1/8            8                  .130

1999:
     First Quarter              20                15                $.080
     Second Quarter             18 13/64          15                 .080
     Third Quarter              15 3/4            13 13/16           .085
     Fourth Quarter             15 3/4            13                 .125

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

ITEM 6.  Selected Financial Data

Financial Review
(in thousands, except per share and ratio data)
As of or for the years ended December 31,

                                                         2000            1999           1998           1997           1996
                                                         ----            ----           ----           ----           ----
SELECTED FINANCIAL CONDITION DATA:
  Total assets                                      $   951,340     $   914,172    $   711,088    $   634,389    $   586,075
  Net loans & leases receivable                         524,967         449,064        372,569        338,332        312,876
  Securities                                            365,409         387,765        300,107        255,520        235,743
  Deposits                                              799,938         796,244        628,142        538,472        509,217
  Borrowings                                             58,263          35,687         19,181         35,164         21,824
  Guaranteed preferred beneficial interests
    in Company's junior subordinated debentures          18,000          18,000             --             --             --
  Stockholders' equity                                   63,146          54,623         55,566         54,606         48,391

SELECTED OPERATIONS DATA:
  Total interest and dividend income                 $   69,935     $    56,179     $   52,542     $   48,635    $    46,885
  Total interest expense                                 36,981          27,417         26,158         22,722         21,754
                                                         ------          ------         ------         ------         ------
  Net interest income                                    32,954          28,762         26,384         25,913         25,131
  Provision for loan and lease losses                     1,465           1,456            773            275            635
                                                          -----           -----            ---            ---            ---
  Net interest income after provision
     for loan and lease losses                           31,489          27,306         25,611         25,638         24,496
  Net (loss) gain on securities transactions             (1,046)           (803)           616            528            602
  Other income                                            4,621           4,320          3,914          3,246          2,576
  Other expenses                                         25,568          22,337         19,854         18,511         17,779
                                                         ------          ------         ------         ------         ------
  Income before income tax expense                        9,496           8,486         10,287         10,901          9,895
  Income tax expense                                      2,533           2,151          2,606          3,235          2,738
                                                          -----           -----          -----          -----          -----
  Net income                                         $    6,963     $     6,335     $    7,681     $    7,666    $     7,157
                                                     ==========     ===========     ==========     ==========    ===========
  Core cash earnings (1)                             $    8,995     $     7,436     $    7,681     $    7,666    $     7,157
                                                     ==========     ===========     ==========     ==========    ===========

PER SHARE DATA, ADJUSTED FOR STOCK SPLITS:
  Basic earnings per share                           $     0.93     $      0.84     $     1.01     $     0.99    $      0.90
  Diluted earnings per share                               0.93            0.83           1.00           0.99           0.90
  Core cash diluted earnings per share (1)                 1.20            0.98           1.00           0.99           0.90
  Cash dividends per share                                 0.40            0.37           0.33           0.30           0.27
  Book value per share                                     8.45            7.25           7.34           7.12           6.25

PERFORMANCE RATIOS:
  Return on average equity                                12.52%          10.67%         13.83%         14.99%         14.97%
  Return on  average  equity - Core cash (1)              16.17%          12.25%         13.83%         14.99%         14.97%
  Return  on  average  assets                              0.74%           0.80%          1.11%          1.25%          1.22%
  Return on  average  assets - Core cash (1)               0.96%           0.94%          1.11%          1.25%          1.22%
  Interest  rate  spread (2)                               3.20%           3.43%          3.59%          3.93%          4.07%
  Interest rate margin (2)                                 3.74%           3.99%          4.20%          4.58%          4.68%
  Average earning assets to average
    interest-bearing liabilities                         113.26%         115.38%        114.89%        116.80%        115.70%
  Other expenses to average assets                         2.72%           2.83%          2.86%          3.01%          3.03%
  Efficiency ratio (2) (3)                                63.47%          63.95%         63.08%         61.38%         61.93%

ASSET QUALITY RATIOS:
  Nonperforming  loans to total loans and leases           0.87%           1.30%          1.38%          1.30%          1.39%
  Allowance  for loan and lease  losses to total
    loans and leases                                       1.53%           1.86%          2.20%          2.42%          2.60%
  Allowance  for loan and lease losses to
    non-performing loans                                 174.64%         143.73%        158.94%        186.47%        186.81%

CAPITAL RATIOS:
  Stockholders'  equity to total assets                    6.64%           5.98%          7.81%          8.61%          8.26%
  Tier 1 risk-based  capital  ratio                        9.34%           9.41%         11.30%         13.00%         12.20%
  Total risk-based capital ratio                          10.56%          10.66%         12.50%         13.30%         13.50%
  Leverage ratio                                           6.66%           6.58%          7.90%          8.40%          8.30%

(1)  Core  cash  earnings,  as  reported  by  the  Company,   excludes  goodwill
amortization and the write-downs taken for the other-than-temporary impairment on corporate debt securities.

(2) Ratios are calculated using fully tax equivalent (FTE) interest income.

(3) Equals other expenses less goodwill amortization expense divided by net interest income (FTE) plus other income (excluding net gains or losses on securities transactions).

Selected unaudited quarterly financial data is set forth in the table below.

                                                                                            2000
                                                              ---------------------------------------------------------------
                                                                 First           Second             Third           Fourth
                                                                Quarter          Quarter           Quarter          Quarter
                                                                -------          -------           -------          -------
Interest and dividend income                                    $16,971           17,597            17,627           17,740
Interest expense                                                  8,444            8,966             9,565           10,006
                                                                -------          -------           -------          -------
Net interest income                                               8,527            8,631             8,062            7,734
Provision for loan and lease losses                                 420              320               330              395
                                                               --------        ---------         ---------         --------
Net interest income after
     provision for loan and lease losses                          8,107            8,311             7,732            7,339
Other income                                                      1,401              566             1,203              405
Other expenses                                                    6,541            6,282             6,211            6,534
                                                                -------          -------           -------          -------
Income before income tax expense                                  2,967            2,595             2,724            1,210
Income tax expense                                                  783              683               707              360
                                                               --------         --------          --------         --------
Net income                                                       $2,184            1,912             2,017              850
                                                                =======          =======           =======            =====
Earnings per share:
     Basic                                                        $0.29             0.26              0.27             0.11
                                                               ========         ========          ========         ========
     Diluted                                                      $0.29             0.25              0.27             0.11
                                                               ========         ========          ========         ========

                                                                                            1999
                                                              ---------------------------------------------------------------
                                                                 First           Second            Third            Fourth
                                                                Quarter          Quarter           Quarter          Quarter
                                                                -------          -------           -------          -------

Interest and dividend income                                    $13,027           13,176            14,296           15,680
Interest expense                                                  6,315            6,374             6,838            7,890
                                                                -------          -------           -------          -------
Net interest income                                               6,712            6,802             7,458            7,790
Provision for loan and lease losses                                 270              450               340              396
                                                               --------        ---------         ---------         --------
Net interest income after
     provision for loan and lease losses                          6,442            6,352             7,118            7,394
Other income                                                      1,090              176             1,030            1,221
Other expenses                                                    5,019            4,776             5,853            6,689
                                                                -------          -------           -------          -------
Income before income tax expense                                  2,513            1,752             2,295            1,926
Income tax expense                                                  662              457               637              395
                                                               --------         --------          --------         --------
Net income                                                       $1,851            1,295             1,658            1,531
                                                                =======          =======           =======          =======
Earnings per share:
     Basic                                                        $0.24             0.17              0.22             0.20
                                                                =======         ========          ========         ========
     Diluted                                                      $0.24             0.17              0.22             0.20
                                                                =======         ========          ========         ========

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition and results of operations of the Company. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements (including related notes) and the selected financial data presented elsewhere in this report.

CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York. Its principal subsidiary is Central National Bank, Canajoharie (the Bank). The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty-nine branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Oneida, Otsego, Schoharie, Saratoga and Schenectady. In 1996, Central Asset Management, Inc.
(CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

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

Forward Looking Statements

The Company may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors some of which are beyond the Company's control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this report:

     o the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

     o    inflation, interest rate, market and monetary fluctuations;

     o the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

     o the willingness of users to substitute competitors' products and services for the Company's products and services;

     o the success of the Company in gaining regulatory approval of its products and services, when required;

     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities, agriculture and insurance);

     o    technological changes;

     o    acquisitions;

     o    changes in consumer spending and saving habits; and

     o the success of the Company at managing the risks involved in the foregoing.

The Company wishes to caution readers that such forward-looking statements speak only as of the date made. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

OVERVIEW

Fiscal year 2000 was a transition year for the Company. The focus was to integrate five branches the Company acquired in the third quarter of 1999. In addition, the Company opened two additional branches, one located in Halfmoon, NY (Saratoga county) in the first quarter of 2000, and the second located in Saratoga Springs, NY (Saratoga county) in the third quarter of 2000. The Company has increased its branch- network from 19 in the first quarter of 1999 to 29 at December 31, 2000. This growth in the Company's branch network was supported with technological enhancements and the addition of several key senior people. The technological enhancements to facilitate this growth include a conversion on the Company's core processing system at the end of 1998 and further enhancements made to the system in 1999 and the installation of a wide-area-network in 1999. The key senior people the Company added in 2000 are primarily commercial lenders with extensive banking experience. These activities undertaken by the Company had an adverse impact on earnings in 2000, which was anticipated. Management of the Company believes that the branch expansion into new market areas combined with the technological enhancements and the hiring of key senior people has the Company positioned for positive results.

The Company was able to increase earnings despite the transition and growth noted above in 2000. Diluted earnings per share for the year ended December 31, 2000 stated in accordance with generally accepted accounting principles (GAAP) was $0.93, up 12.1% from $0.83 a year earlier. Net income stated in accordance with GAAP for the year ended December 31, 2000 was $6.963 million, up from $6.335 million for the year ended December 31, 1999. During 2000, the Company took several steps to strengthen asset quality on the balance sheet, which resulted in a negative impact on earnings. These steps included writing down two corporate debt securities which were other-than-temporarily impaired. The impact of the write-downs taken for the other-than-temporary impairment on corporate debt securities was $1.235 million ($2.056 million pre-tax) or $0.16 per diluted share for the year ended December 31, 2000, and $836,000 ($1.392 million pre-tax) or $0.11 per diluted share for 1999. The Company also charged-off $623,000 on two large non-performing loans in the fourth quarter of 2000. After the write-downs, the two large credit relationships represent 49.0% of non-performing loans at December 31, 2000. Net charge-offs were $1.849 million for the year ended December 31, 2000, compared to $1.311 million for the same period in 1999. Non-performing loans totaled $4.664 million or 0.87% of total loans and leases at December 31, 2000 compared to $5.934 million or 1.30% of total loans and leases at December 31, 1999. Lastly, the Company took charges for the reserve for residual losses on auto leases of $357,000 ($595,000 pre-tax) or $0.05 per diluted share in the fourth quarter of 2000. The provision for residual losses on auto leases in the fourth quarter reflects weakening business conditions in the used automobile market which management believes has resulted in a decline in residual values that is other-than-temporary. The Company has $1.004 million in reserve for residual losses on auto leases at December 31, 2000.

Core cash earnings for the year ended December 31, 2000 were $8.995 million, or $1.20 per diluted share, up 22.5% from the $0.98 per diluted share for the same period in 1999, when core cash earnings were $7.436 million. Core cash earnings, as reported by the Company, excludes goodwill amortization and the write-downs taken for the other-than-temporary impairment on corporate debt securities. The increase in core cash earnings in 2000 when compared to 1999 can be primarily attributed to the growth in earning assets which increased from $749.804 million for the year ended December 31, 1999 to $896.503 million for the same period in 2000 which is a 19.6% increase. The increase in earning assets resulted in a $4.192 million increase in net interest income for the year ended December 31, 2000 when compared to 1999. Other items contributing to the increase were net gains on securities transaction exclusive of the bond write-downs of $421,000 and an increase in service charges on deposit accounts of $409,000 for the year ended December 31, 2000 when compared to the same period in 1999. Offsetting these increases was an increase in other expenses of $3.231 million, from $22.337 million for the year ended December 31, 1999 to $25.568 million for 2000.

Total assets at December 31, 2000 amounted to $951.340 million, up from total assets of $914.172 million at December 31, 1999. Total deposits at December 31, 2000 amounted to $799.938 million. Stockholders' equity increased $8.523 million from $54.623 million at December 31, 1999 to $63.146 million at December 31, 2000. The increase in stockholders' equity resulted from an increase in accumulated other comprehensive income (after-tax net unrealized gains and losses on securities available for sale) of $5.518 million and earnings retention of $3.967 million, partially offset by purchases of treasury stock of $962,000.

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

Net Interest Income Fully Tax Equivalent ("FTE")

Net interest income on a FTE basis was $33.572 million for the year ended December 31, 2000, up $3.655 million (12.2%) from the $29.917 million in net interest income on a FTE basis for the same period in 1999. The primary reason for the increase in net interest income on a FTE basis was the growth in average earning assets of 19.6%, from $749.804 million for the year ended December 31, 1999 to $896.503 million for the same period in 2000. The increase in the Company's volume of earning assets was offset by a decline in the Company's interest rate spread and net interest margin, which decreased from 3.43% and 3.99%, respectively, for the year ended December 31, 1999, to 3.20% and 3.74%, respectively, for the same period in 2000. The decline in interest rate spread and net interest margin can be primarily attributed to the Company's liability sensitivity, which means interest-bearing liabilities re-price faster than interest earning assets. In a rising rate environment, the Company's cost of funds will increase faster than its yield on interest earning assets. Since the end of the second quarter of 1999, the Federal Reserve Board has increased borrowing rates 150 basis points which has resulted in a decreasing interest rate spread and net interest margin. The Federal Reserve Board's recent actions in January in cutting its overnight lending rate by 100 basis should result in an improvement in the Company's net interest margin.

Earning Assets

Average total earning assets increased $146.699 million, from $749.804 million for the year ended December 31, 1999 to $896.503 million for the same period in 2000. This increase was primarily the result of the branch acquisition during the third quarter of 1999. The yield on average earning assets increased 22 basis points ("bp"), from 7.65% for the year ended December 31, 1999 to 7.87% for the same period in 2000. The primary reason for the increase in yield on average earning assets can be attributed to the increase in yield on taxable securities. The yield on taxable securities increased 70 bp for the year ended December 31, 2000 when compared to the same period in 1999. The average balance of taxable securities increased $93.279 million, from $264.630 million for the year ended December 31, 1999 to $357.909 million for the same period in 2000. The increase in the average balance of taxable securities is a result of the branch acquisition during the third quarter of 1999, where the Company assumed approximately $155.700 million in deposits and received a net cash payment of approximately $133.900 million. The funds acquired were deployed in taxable securities in a rising rate environment, which resulted in an increase in yield on taxable securities. The average balance of total loans increased $91.569 million (22.5%), from $406.894 million for the year ended December 31, 1999 to $498.463 million for the same period in 2000. The increase in total loans can be attributed to successful efforts in penetrating new markets. The yield on total loans decreased from 8.43% for the year ended December 31, 1999 to 8.31% for the same period in 2000. The decrease in yield on total loans can be attributed to a shift in the Company's loan mix from high yielding consumer and manufactured housing loans, which have higher credit risk when compared to auto lease receivables and loans secured by real estate which have lower yields and lower credit risk. Additionally, competition from other community banks and large commercial banks in the Company's market area have compressed margins on loans and leases.

Loans

Average total loans increased $91.569 million (22.5%), from $406.894 million for the year ended December 31, 1999 to $498.463 million for the same period in 2000. The yield on total loans decreased slightly, from 8.43% for the year ended December 31, 1999 to 8.31% for the same period in 2000. There were several loan products that affected loan growth and yield in 2000. The most significant increase in a loan product was residential real estate, which increased $31.557 million in average outstandings, from $63.451 million for the year ended December 31, 1999 to $95.008 million for the same period in 2000. The increase in residential real estate can be attributed to the Company's market expansion coupled with the deployment of three mortgage originators who are responsible for developing the Company's mortgage business. In addition, the Company offered two new adjustable rate mortgage products in 2000 that generated significant loan volume. The yield on residential real estate decreased from 8.21% for the year ended December 31, 1999 to 7.74% for the same period in 2000. The decrease in yield can be attributed to the two new adjustable rate mortgage products that are initially priced at lower rates than fixed rate mortgages. Additionally, the yield on residential real estate loans decreased due to normal pay-offs or re-financing of higher yielding loans in 1999 and 2000. Lease receivables average outstandings increased $25.657 million (49.8%), from $51.510 million for the year ended December 31, 1999 to $77.167 million for the same period in 2000. The yield on lease receivables decreased from 7.17% for the year ended December 31, 1999 to 6.78% for the same period in 2000. Management believes the growth in lease receivables provides the Company with a current tax benefit equal to an additional 99 basis points in tax equivalent yield which is not included in the yields reported above for lease receivables. Management does not make an adjustment to its tax equivalent yields for lease receivables due to the uncertainty of the tax benefit derived from lease receivables in future periods if current growth rates in lease receivables are not sustained.

Other loan products that affected the decrease in yield in 2000 included consumer automobile loans, manufactured housing loans, and credit card loans. Consumer automobile loans increased $13.467 million in average outstandings, from $43.561 million for the year ended December 31, 1999 to $57.028 million for the same period in 2000. The yield on consumer automobile loans decreased from 8.30% for the year ended December 31, 1999 to 7.79% for the same period in 2000. The decrease in yield can be attributed to the run-off of higher yielding loans, which was replaced with new loans at lower rates. The average life of the consumer automobile loan portfolio is approximately 3 years. A segment of loans in this existing portfolio were financed at the end of 1998 and the early part of 1999, when interest rates were at historical lows. The Company's anticipates that a substantial portion of these loans should run-off in 2001. Manufactured housing loans average outstandings decreased from $58.280 million for the year ended December 31, 1999 to $53.877 million for the same period in 2000. The yield on manufactured housing loans decreased slightly, from 8.92% for the year ended December 31, 1999 to 8.80% for the same period in 2000. The weighted-average percentage of average manufactured housing loans to total average loans and leases decreased from 14.3% for the year ended December 31, 1999 to 10.8% for the same period in 2000. The last product to affect the decrease in yield in 2000 was credit card loans. The Company sold its credit card portfolio in December of 1999. The average outstandings of this portfolio in 1999 was $3.979 million with a yield of 13.6%.

The Company's commercial loan portfolio experienced significant growth in 2000. The average balance of commercial real estate increased $22.602 million, from $64.310 million for the year ended December 31, 1999 to $86.912 million for the same period in 2000. The yield on commercial real estate increased from 8.43% for the year ended December 31, 1999 to 8.91% for the same period in 2000. The average balance of commercial loans increased $5.805 million, from $36.697 million for the year ended December 31, 1999 to $42.502 million for the same period in 2000. The yield on commercial loans increased from 8.66% for the year ended December 31, 1999 to 9.47% for the same period in 2000. The increase in commercial real estate and commercial loans can be attributed to successful efforts in penetrating new markets. The increase in yield on these two products can be attributed to the rising rate environment over the last year.

Securities

Taxable securities increased from $264.630 million for the year ended December 31, 1999 to $357.909 million for the same period in 2000. US agency securities experienced the most significant increase in average balances, increasing from $37.939 for the year ended December 31, 1999 to $72.792 million for the same period in 2000. The yield on US agency securities increased from 6.67% for the year ended December 31, 1999 to 7.60% for the same period in 2000. The increase in yield on US agency securities is a result of an increase in the interest rate environment when these securities were purchased throughout 2000. Substantial portions of agency securities are callable, and in the case of a falling interest rate environment, these securities will likely be called. Collaterlized mortgage obligations ("CMOs") and asset backed securities ("ABS") increased from $119.407 million for the year ended December 31, 1999 to $152.505 million for the same period in 2000. The yield on CMOs and ABS increased from 6.55% for the year ended December 31, 1999 to 7.70% for the same period in 2000. While mortgage-related securities, such as CMOs, carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

The average balance of corporate bonds increased from $61.673 million for the year ended December 31, 1999 to $78.033 million for the same period in 2000. The yield on corporate bonds decreased from 7.28% for the year ended December 31, 1999 to 7.08% for the same period in 2000. The average balance of tax-exempt securities decreased from $62.129 million for the year ended December 31, 1999 to $36.542 million for the same period in 2000. The decrease in tax-exempt securities resulted from tax planning strategies established in 1999. As a result of the decrease in tax-exempt securities, the yield on these securities decreased from 7.27% for the year ended December 31, 1999 to 6.63% for the same period in 2000.

Funding Sources

The Company utilizes deposit products such as time, savings, N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term borrowings and long-term debt are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $791.549 million for the year ended December 31, 2000 from $649.856 million for the same period in 1999. This increase in the average balances is attributed primarily to the branch acquisition in August 1999, which resulted in the assumption of approximately $155.700 million in deposits. The average rate paid on interest-bearing liabilities increased 45 bp, from 4.22% for the year ended December 31, 1999 to 4.67% for the same period in 2000. The increase in the rate paid for interest-bearing liabilities can be attributed to an increase in short-term interest rates (the Federal Reserve Board raised its overnight borrowing rate 150 bp from the second quarter of 1999 to the second quarter of
2000). The average balance of interest-bearing deposits increased from $620.330 million for the year ended December 31, 1999 to $736.420 million for the same period in 2000.

Deposits

The average balance for time deposits increased $32.451 million, from $247.775 million for the year ended December 31, 1999 to $280.226 million for the same period in 2000. The average balance for time deposits greater than $100,000 increased $45.104 million, from $110.332 million for the year ended December 31, 1999 to $155.436 million for the same period in 2000. The increase in the average balance of time deposits can be attributed primarily to two factors. The acquisition of five bank branches in the third quarter of 1999 resulted in the assumption of $103.508 million in time deposits. Due to the branch acquisition in 1999, the Company de-leveraged its balance sheet, which resulted in a substantial run-off of time deposits greater than $100,000 in 1999. The average balance of time deposits greater than $100,000 in 2000 reflects a normalized balance when compared to an average balance of $145.082 million in 1998. The rate paid on time deposits for the year ended December 31, 2000 was 5.24%, up from the 5.14% for the same period in 1999. The rate paid on time deposits greater than $100,000 was 6.37%, up from the 5.48% for the same period in 1999. The Federal Reserve Board's recent actions in January 2001 in cutting its overnight lending rate by 100 basis should result in a decrease in rates paid on time deposits greater than $100,000 due to their short-terms which results in more rapid re-pricing when compared to other time deposit products.

The average balance of N.O.W. accounts increased $13.989 million, from $83.005 million for the year ended December 31, 1999 to $96.994 million for the same period in 2000. The average balance of savings accounts increased $16.346 million, from $117.016 million for the year ended December 31, 1999 to $133.362 million for the same period in 2000. The increase in N.O.W. and savings accounts can be primarily attributed to the assumption of deposit liabilities associated with the branch acquisition. The total amount of N.O.W and savings accounts assumed from the branch acquisition totaled $12.754 million and $25.273 million, respectively. The remaining increase in N.O.W. accounts of $1.235 million resulted from the Company's continued market expansion. The average rate paid on N.O.W. and savings accounts remained relatively unchanged from 1.84% and 2.78% for the year ended December 31, 1999 to 1.79% and 2.83% for the same period in 2000. The rate paid on money market accounts increased 105 bp, from 3.77% for the year ended December 31, 1999 to 4.82% for the same period in 2000. The increase in the rate paid on money market accounts is due mainly to a municipal money market product which amounted to approximately 59% and 69% of the total average balance of money market accounts for the year ended December 31, 2000 and 1999, respectively. The municipal money market product re-prices weekly and is indexed to an overnight borrowing rate. The average overnight borrowing rate was 4.97% for the year ended December 31, 1999 compared to 6.24% for the same period in 2000.The average balance of non-interest bearing deposits was $66.753 million for the year ended December 31, 2000, up from $62.971 million for the same period in 1999. The increases in non-interest bearing deposits can be attributed to the Company's continued market expansion.

Short-Term Borrowings

The average balance of short-term borrowings was $49.204 million for the year ended December 31, 2000, up from $23.218 million for the same period in 1999. The rate paid on short-term borrowings increased 128 bp, from 5.00% for the year ended December 31, 1999 to 6.28% for the same period in 2000. The increase in the rate paid on short-term borrowings is a result of the 150 basis point increase in the overnight borrowing rate from the second quarter of 1999 to the second quarter of 2000. The increase in short-term borrowings is primarily the result of funding loan and lease growth and run-off of municipal time deposits during the year.

The following table presents the total dollar amount of interest and dividend income earned on average earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and the resultant rates for the periods indicated. The average balances used for these tables and other statistical disclosures were calculated using daily averages. Tax-exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate. The total tax equivalent adjustment for the years ended December 31, 2000, 1999 and 1998 was $618,000, $1.155 million and $1.177 million, respectively. Non-accruing loans and securities have been included in loans and securities, respectively, with interest earned recognized on a cash basis only. Securities include securities available for sale, investment securities held to maturity, and trading securities, if any, all at amortized cost.

                       Average Balances and Interest Rates

                                      Year Ended December 31, 2000     Year Ended December 31, 1999   Year Ended December 31, 1998
                                      ----------------------------     ----------------------------   ----------------------------
                                     Average     Income/     Yields/    Average   Income/   Yields/   Average   Income/    Yields/
                                     Balance     Expense      Rates     Balance   Expense    Rates    Balance   Expense     Rates
                                     -------     -------      -----     -------   -------    -----    -------   -------     -----
                                                                (Dollars in thousands)
Assets:
Loans:
   Taxable                          $491,115    $ 41,014      8.35%    $402,949   $34,062    8.45%   $358,823    32,830     9.15%
   Tax-exempt                          7,348         411      5.59%       3,945       227    5.75%      3,581       234     6.53%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
   Total loans                       498,463      41,425      8.31%     406,894    34,289    8.43%    362,404    33,064     9.12%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
Securities:
   Taxable                           357,909      26,497      7.40%     264,630    17,721    6.70%    226,128    15,710     6.95%
   Tax-exempt                         36,542       2,421      6.63%      62,129     4,518    7.27%     62,197     4,680     7.52%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
   Total securities                  394,451      28,918      7.33%     326,759    22,239    6.81%    288,325    20,390     7.07%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
Federal funds sold and other           3,589         210      5.85%      16,151       806    4.99%      4,904       265     5.40%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
Total earning assets                 896,503      70,553      7.87%     749,804    57,334    7.65%    655,633    53,719     8.19%
                                                  ------      ----                 ------    ----                ------     ----
Other assets                          44,748                             40,755                        38,170
                                     -------                           --------                       -------
   Total assets                     $941,251                           $790,559                      $693,803
                                    ========                           ========                      ========

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
   NOW accounts                      $96,994       1,739      1.79%     $83,005     1,527    1.84%    $68,633     1,217     1.77%
   Money market                       70,402       3,394      4.82%      62,202     2,346    3.77%     54,265     2,315     4.27%
   Savings                           133,362       3,778      2.83%     117,016     3,249    2.78%    100,852     2,843     2.82%
   Time => $100,000                  155,436       9,894      6.37%     110,332     6,044    5.48%    145,082     8,567     5.90%
   Other time                        280,226      14,696      5.24%     247,775    12,745    5.14%    175,499     9,968     5.68%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
    Total interest-bearing deposits  736,420      33,501      4.55%     620,330    25,911    4.18%    544,331    24,910     4.58%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
Short-term borrowings                 49,204       3,088      6.28%      23,218     1,162    5.00%     17,120       868     5.07%
Long-term borrowings                   5,925         392      6.62%       6,308       344    5.45%      6,722       380     5.65%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
    Total borrowings                  55,129       3,480      6.31%      29,526     1,506    5.10%     23,842     1,248     5.23%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
Total interest-bearing liabilities   791,549      36,981      4.67%     649,856    27,417    4.22%    568,173    26,158     4.60%
                                     -------      ------      ----      -------    ------    ----     -------    ------     ----
Non-interest bearing deposits         66,753                             62,971                        56,952
Other liabilities                     27,338                             18,356                        13,151
Stockholders' equity                  55,611                             59,376                        55,527
                                     -------                            -------                       -------
    Total liabilities and
      stockholders' equity          $941,251                           $790,559                      $693,803
                                    ========                           ========                      ========
Net interest income (FTE)                        $33,572                          $29,917                       $27,561
                                                 =======                          =======                       =======
Interest rate spread                                          3.20%                          3.43%                          3.59%
                                                              ====                           ====                           ====
Net interest margin                                           3.74%                          3.99%                          4.20%
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

                            Volume and Rate Analysis

                                                2000 Compared to 1999                        1999 Compared to 1998
                                              Increase (Decrease) Due To                   Increase (Decrease) Due To
                                              --------------------------                   --------------------------
                                         Volume          Rate        Total             Volume           Rate       Total
                                         ------          ----        -----             ------           ----       -----
                                                                          (In thousands)
Total loans                              $7,717        $ (581)      $7,136             $4,057       $(2,832)      $1,225
Total securities                          4,614         2,065        6,679              2,717          (868)       1,849
Federal funds sold and other               (627)           31         (596)               607           (66)         541
                                           ----            --         ----                ---           ---          ---
Total interest and dividend income       11,704         1,515       13,219              7,381        (3,766)       3,615
                                         ------         -----       ------              -----        ------        -----
NOW accounts                                257           (45)         212                254            56          310
Money market                                309           739        1,048                339          (308)          31
Savings                                     454            75          529                456           (50)         406
Time => $100,000                          2,471         1,379        3,850             (2,050)         (473)      (2,523)
Other time                                1,668           283        1,951              4,105        (1,328)       2,777
Short-term borrowings                     1,301           625        1,926                309           (15)         294
Long-term borrowings                        (21)           69           48                (23)          (13)         (36)
                                            ---            --           --                ---           ---          ---
Total interest expense                    6,439         3,125        9,564              3,390        (2,131)       1,259
                                          -----         -----        -----              -----        ------        -----
Net change in net interest income       $ 5,265       $(1,610)     $ 3,655            $ 3,991       $(1,635)     $ 2,356
                                        =======       =======      =======            =======       =======      =======


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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the balance sheet structure in response to the rate change. As of December 31, 2000, under this analysis, a 200 basis point increase in interest rates resulted in a $1.070 million decrease (3.2%) in annual net interest income and a 200 basis point decrease in interest rates resulted in a $179,000 increase (0.5%) in annual net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicate that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years, originating loans which re-price frequently (such as adjustable rate mortgages), and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Additionally, the Company will continue its focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 and short-term borrowings (which represented 24.7% of interest-bearing liabilities at December 31, 2000), which are more volatile when rates change due to their short-terms which typically range from 1 day to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its miss-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. The Company is slightly asset sensitive in a rapidly declining rate environment, as earning assets would re-price just as fast as interest-bearing liabilities. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgage-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analyses and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

Non-interest Income

Total non-interest income for the year ended December 31, 2000 was $3.575 million, an increase of $58,000 when compared to the $3.517 million for same period in 1999. As noted earlier, the years ended December 31, 2000 and 1999 were affected by write-downs of corporate debt securities. The impact of the write-downs taken for the other-than-temporary impairment on corporate debt securities was $2.056 million (pre-tax) for the year ended December 31, 2000 and $1.392 million pre-tax for the same period in 1999. Excluding net losses on securities transactions, total non-interest income was $4.621 million for the year ended December 31, 2000, up $301,000 (7.0%) from the $4.320 million recognized in the same period in 1999. The increase in non-interest income resulted primarily from service charges on deposit accounts which increased $409,000 (19.0%), from $2.157 million for the year ended December 31, 1999 to $2.566 million for the same period in 2000. The increase in service charges on deposit accounts can be attributed to an increase in the number of transaction accounts the Company services that resulted from the Company's branch expansion activities.

Other income decreased $108,000, from $2.163 million for the year ended December 31,1999 to $2.055 million for same period in 2000. The primary reason for the decrease in other income can be attributed to two factors. First, the Company sold its merchant processing business in the second quarter of 2000, which resulted in a decrease in merchant fee processing income of $145,000, from $296,000 for the year ended December 31, 1999 to $151,000 for the same period in 2000. Secondly, as a result of the sale of the merchant processing business, the Company recognized a net gain of $82,000 in 2000. However, this net gain on sale of the merchant processing business of $82,000 was $200,000 less than the net gain of $282,000 recognized in the fourth quarter of 1999 for the sale of the Company's credit card portfolio. Offsetting these decreases was $122,000 of title insurance commissions (the Company began offering this service to mortgage customers in the first quarter of 2000), and an increase in real estate loan sale income of $120,000, from $41,000 for the year ended December 31, 1999 to $161,000 for the same period in 2000. Income from trust and investment management services was $665,000 and $653,000 for the years ended December 31, 2000 and 1999, respectively.

Other income decreased from $4.5 million for the year ended December 31, 1998 to $3.5 million for the year ended December 31, 1999. The primary reason for the decrease in other income can be attributed to a write-down of $1.392 million (pre-tax) on a corporate bond held in the Company's available for sale portfolio in 1999. The write-down was caused by an other-than-temporary impairment of the bond and was recognized in net (loss) gain on securities transactions and resulted in an after-tax non-cash charge of $836,000. Excluding the write-down, other income increased 8.4% from $4.5 million for the year ended December 31, 1998 to $4.9 million for the year ended December 31, 1999. Service charges on deposit accounts increased $204,000 (10.4%) in 1999 when compared to 1998. The increase in service charges on deposit accounts resulted mainly from ATM convenience fees and service charges on deposit accounts that resulted from increased transaction volume (from deposits acquired from the Astoria branch acquisition). Income from other items increased $202,000 (10.3%) in 1999 when compared to 1998. The increase in other items was due primarily to the sale of the Company's $3.9 million credit card portfolio in December 1999, which resulted in a $282,000 gain. Additionally, income from the Company's subsidiary, Central Asset Management, Inc. (CAM) and the Company's Trust Department increased $77,000 (13.4%) from $576,000 for the year ended December 31, 1998 to $653,000 for the year ended December 31, 1999.

Non-interest Expenses

Total non-interest expenses were $25.568 million for the year ended December 31, 2000, up $3.231 million from the same period in 1999. The increase in non-interest expense resulted primarily from the full-year effect of the branch acquisition and capital securities offering on 2000 expense, compared to four months in 1999. The cost related to the capital securities and goodwill amortization totaled $1.727 million and $1.327 million, respectively, for the year-ended December 31, 2000, up $1.112 million and $886,000, respectively, when compared to the same period in 1999. Salaries and employee benefits decreased $384,000 from $9.776 million for the year ended December 31, 1999 to $9.392 million for the year ended December 31, 2000. The decrease in salaries and benefits can be primarily attributed to an increase in loan origination activity. Salaries and benefits deferrals associated with loan origination activity increased $878,000 in 2000 when compared to 1999. Additionally, incentive compensation expense decreased $282,000 in 2000 when compared to 1999. Partially offsetting these decreases was a $537,000 increase in salaries, from $7.980 million for the year ended December 31, 1999 to $8.517 million for the same period in 2000, due primarily to the branch expansion activity in 1999 and 2000 and the key officers hired in 2000. Occupancy and equipment and advertising and marketing increased $492,000 and $356,000, respectively, for the year ended December 31, 2000 when compared to the same period in 1999. The increases were due mainly to branch expansion. Other real estate owned and repossessed assets expense decreased $193,000, from $696,000 for the year ended December 31, 1999 to $503,000 for the same period in 2000. The decrease can be attributed primarily to a decline in the Company's manufactured housing portfolio, which has historically resulted in considerable annual losses from repossessed asset expense.

Other expenses increased $848,000 from $3.429 million for the year ended December 31, 1999 to $4.277 million for the same period in 2000. The increase in other expenses can be attributed primarily to an increase in losses related to the residual value of leased vehicles of $637,000, from $27,000 for the year ended December 31, 1999 to $664,000 for the same period in 2000. Included in the losses related to the residual value of leased vehicles was a charge of $595,000 taken to increase the reserve for residual losses on auto leases in the fourth quarter of 2000. The provision for residual losses on auto leases in the fourth quarter reflects weakening business conditions in the used automobile market which management believes has resulted in a decline in residual values that is other-than-temporary. Management believes that the reserve for residual losses on auto leases is adequate, and the estimated other-than-temporary impairment of lease residual values has been appropriately recorded. While management uses available information with respect to estimating the necessary level of reserve, changes in economic conditions and other factors may occur that would result in additional estimated other-than-temporary impairment on lease residual values. Leasing fees and insurance associated with the Company's leasing portfolio increased $88,000 in 2000 when compared to 1999 due to the continued growth in the Company's leasing portfolio. Correspondent banking fees increased $54,000 in 2000 when compared to 1999 due mainly from the Company's expansion and growth. Partially offsetting these increases was a decrease in expenses associated with the merchant processing business, which decreased $148,000, from $315,000 for the year ended December 31, 1999 to $167,000 for the same period in 1999. The decrease can be primarily attributed to the sale of the merchant processing business in the second quarter of 2000.

Other expenses increased $2.483 million (12.5%) from $19.854 million for the year ended December 31, 1998 to $22.337 million for the year ended December 31, 1999. The increase in other expenses can be attributed to several factors:
Salaries and employee benefits increased $742,000 (8.2%) in 1999 when compared to 1998 due to an increase in full-time equivalent employees. Full-time equivalent employees increased from 272 at December 31, 1998 to 323 at December 31, 1999. The increase in full-time equivalent employees can be attributed to the branch acquisition (5 branches) and the three additional branch openings in 1999. The cost related to the capital securities was $615,000 in 1999, as the Company issued the securities in August of 1999. Data processing expense increased $511,000 (25.6%) due mainly to the conversion of the Company's core processing system and the implementation of a check-imaging system completed at the end of 1998. Goodwill amortization amounted to $441,000 in 1999, which was the result of the branch acquisition completed on August 27, 1999. Other expense items increased $355,000 due mainly to an increase in telephone and fax expenses, which increased $150,000 in 1999. Offsetting these increases was a decrease in professional fees of $507,000 in 1999 due mainly to the consulting costs incurred in assisting management in various strategic, organizational, and operational issues in 1998.

Income Taxes

Income tax expense is based on pre-tax income for financial reporting purposes. The effective tax rates for 2000, 1999 and 1998 were 26.7%, 25.3% and 25.3% respectively. The increase in the effective tax rate for 2000 can be attributed primarily to the decrease in the Company's tax-exempt security portfolio in 2000.

Securities

The Company's securities are classified in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that securities be classified into one of three categories: held to maturity; available for sale; or trading. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Available for sale securities and trading securities are carried at estimated fair value. Unrealized gains and losses on available for sale securities are reported as a separate component in accumulated other comprehensive income/loss (a component of stockholders' equity), net of tax, while unrealized gains and losses on trading securities are reflected in earnings. All securities are used as part of the asset/liability management strategy and securities available for sale may be sold in response to, or in anticipation of, factors such as changes in market interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements. Management anticipates fluctuations in stockholders' equity due to changes in the estimated fair value of available for sale securities.

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

The following table represents the composition of the Company's securities portfolio in dollar amounts and percentages at the dates indicated:

                                                                    At December 31, 2000                 At December 31, 1999
                                                                   Carrying      Percent                Carrying      Percent
                                                                     Value       Of Total                 Value       Of Total
                                                                     -----       --------                 -----       --------
                                                                                     (Dollars in thousands)
CMO & asset-backed securities                                      $149,650        41.0%                $145,940         37.6%
Mortgage-backed securities                                           37,791        10.3%                  36,861          9.5%
Corporate and taxable municipal debt securities                      69,277        19.0%                  75,270         19.4%
Equity indexed linked obligations                                     6,650         1.8%                       -            -
U.S. Government agency securities                                    70,328        19.2%                  58,065         15.0%
State and municipal obligations                                      16,838         4.6%                  57,746         14.9%
U.S. Treasury securities                                              6,002         1.6%                   5,938          1.5%
                                                                  ---------      -------                --------       ------
     Total debt securities                                          356,536        97.5%                 379,820         97.9%
Non-marketable equity securities                                      4,552         1.3%                   4,040          1.1%
Mutual funds and preferred stock                                      4,321         1.2%                   3,905          1.0%
                                                                  ---------      -------                --------       ------
     Total securities portfolio                                    $365,409       100.0%                $387,765        100.0%
                                                                  =========      =======                ========       ======

The fair value and weighted-average yield of the Company's debt securities at December 31, 2000, by contractual maturity (collateralized mortgage obligations, asset-backed securities, and mortgage-backed securities are included by final contractual maturity), are as follows:

                                    Due less than 1 year Due 1 to 5 years   Due 5 to 10 years Due more than 10 years      Total
                                       Amount    Rate     Amount    Rate      Amount    Rate       Amount   Rate      Amount   Rate
                                       ------    ----     ------    ----      ------    ----       ------   ----      ------   ----
CMO & asset-backed securities         $    --      --    $    --      --    $ 15,375    7.53%    $134,275   7.34%   $149,650   7.36%
Mortgage backed securities                745    7.75%     1,688    7.41%      3,246    7.40%      32,112   7.68%     37,791   7.65%
Corporate and taxable
 municipal debt securities                224    5.12%    12,174    6.17%     17,586    7.60%      39,293   7.80%     69,277   7.45%
Equity indexed linked obligations(1)       --      --      6,650     (1)          --      --           --     --       6,650    (1)
U.S. Government agency securities         995    5.23%     5,993    6.90%     34,199    7.15%      29,141   7.19%     70,328   7.12%
State and municipal obligations(2)      1,312    6.38%     4,237    6.71       1,450    6.97%       9,839   7.09%     16,838   6.83%
U.S. Treasury securities                6,002    5.66%        --      --          --      --           --     --       6,002   5.66%

(1) Rate of return on equity indexed linked obligations is dependent on the performance of the equity index the obligations are linked to.
(2) Average yield on tax-exempt securities is calculated on a tax equivalent basis.

Actual maturities may differ from those shown in the table above because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The weighted-average life of the total SAFS portfolio at December 31, 2000 was 8.3 years.

CMOs and asset-backed securities increased $3.710 million from December 31, 1999, and represent 41.0% of the securities available for sale ("SAFS") portfolio at December 31, 2000. The weighted-average life and weighted-average rate of CMOs and asset-backed securities was 8.1 years and 7.36%, respectively, at December 31, 2000. Mortgage-backed securities ("MBS") increased $930,000 from December 31, 1999, and represent 10.3% of the SAFS portfolio at December 31, 2000. The weighted-average life and weighted-average rate of the MBS was 7.5 years and 7.65%, respectively, at December 31, 2000. If interest rates continue to rise, the Company anticipates that the weighted-average lives of CMOs and MBS will increase and the fair value of the securities will decrease. Alternatively, if rates decrease, the weighted-average lives of CMOs and MBS will decrease and the fair value of the securities will increase.

Corporate and taxable municipal debt securities decreased $5.993 million from December 31, 1999, and represent 19.0% of SAFS at December 31, 2000. The weighted-average life and weighted-average rate of the corporate and taxable municipal debt portfolio was 7.4 years and 7.45%, respectively, at December 31, 2000. Included in corporate debt securities are two corporate obligations that management believes are other-than-temporarily impaired. For the year ended
December 31, 2000, the Company wrote-down these corporate debt securities a total of $2.056 million. For the year ended December 31, 1999 the Company took a charge of $1.392 million on one of the corporate debt securities. The remaining carrying value of the two corporate obligations is $1.354 million at December 31, 2000, which management will continue to monitor for additional other-than-temporary impairment.

The equity indexed linked obligations are comprised of two debt securities which have an amortized cost of $7.000 million and a fair value of $6.650 million at December 31, 2000. The rate of return on these two debt securities is dependent on the performance of the NASDAQ 100 index. The securities' performance is based on an original NASDAQ 100 index value, and the index value resets annually over a five-year period. The rate of return is capped on these debt securities (the caps are at a 35% ($3.000 million) and 25% ($4.000 million) annual return), and the securities have a floor at maturity (debt securities are scheduled to mature in 2005) equal to cost. One security ($4.000 million) has a guaranteed rate of return of 2% regardless of the performance of the NASDAQ 100 index over its five-year period. These two debt securities are valued similarly to zero coupon bonds coupled with the value of NASDAQ 100 futures contracts. The primary purpose of these equity indexed linked obligations is to provide a certain level of hedging related to a deposit product the Company offered in 2000 that has similar characteristics to the bonds. As of December 31, 2000, the balance of the equity linked deposit product was $1.402 million with an approximate fair value of $1.211 million. The Company may again offer the equity linked deposit product if market conditions warrant it.

These two debt securities and the deposit product have embedded derivatives, which will have to be accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments will be reported in either earnings or other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. These debt securities and the deposit product do not qualify for hedge accounting. Consequently, the Company recorded a transition adjustment charge of $159,000 ($95,000 after-tax) related to the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value on January 1, 2001. This reduction in net income will be reflected in the Company's consolidated income statement in the first quarter of 2001 as the cumulative effect of change in accounting principle. The adoption of SFAS No. 133, and in particular these derivatives, may result in increased volatility in net income and stockholders' equity on an ongoing basis.

U.S. Government agency securities increased $12.263 million from December 31, 1999, and represent 19.2% of the SAFS at December 31, 2000. The weighted-average life and weighted-average rate of U.S. agency securities was 10.4 years and 7.12%, respectively, at December 31, 2000. A substantial number of U.S. Government agency securities have call features, and in a decreasing interest rate environment, these securities may likely be called. Consistent with the Company's tax planning strategy, the state and municipal obligation portfolio decreased $40.908 million from December 31, 1999 and represents 4.6% of the SAFS portfolio at December 31, 2000. Non-marketable equity securities are comprised mainly of stock issued by the FHLB of New York and the Federal Reserve Bank of New York and are carried at cost as they may only be resold to the issuers of the securities.

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

The Company originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Company may be retained in the Company's loan portfolio to meet the Company's asset/liability management objectives. The Company also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Company's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

The Company offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 3.500%. ARM loans held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

The retention of ARM loans in the Company's loan portfolio helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Company generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. The Company attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Company to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in the Company's cost of funds.

While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Company enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The Company originates commercial real estate loans generally at variable interest rates or fixed rates for a maximum term of five years and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The Company requires appraisals of all properties securing commercial real estate loans greater than $250,000. Appraisals are performed by independent appraisers designated by the Company, all of which are reviewed by management. The Company considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Company generally imposes a minimum debt coverage ratio of approximately 1.10x for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Company generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Commercial business loans are generally secured by business equipment or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

The Company offers consumer loans, which include direct and indirect automobile loans, automobile lease receivables, manufactured housing loans, and other consumer loans. The Company offers automobile loans and leases, both on a direct and an indirect basis (through new and used car dealers). The indirect automobile loans and leases are originated by dealers in accordance with underwriting standards pre-established by the Company and are serviced by the Company. The Company also offers loans on recreational vehicles and boats, deposit-secured loans, and other personal and unsecured loans. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than first lien residential mortgage loans. Nationally, consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

At December 31, 2000, net loans and leases receivable amounted to $524.967 million, a $75.903 million (16.9%) increase over the balance of $449.064 million at December 31, 1999. Loans secured by real estate increased from $207.727 million at December 31, 1999 to $257.352 million at December 31, 2000. Loans secured by real estate represented 48.3% of total loans and leases at December 31, 2000 compared to 45.4% at December 31, 1999. Other loans increased from $255.831 million at December 31, 1999 to $281.396 million at December 31, 2000. Other loans represented 53.7% of total loans and leases at December 31, 2000 compared to 55.9% at December 31, 1999. Net deferred loan fees/costs and unearned discount decreased from ($5.965) million at December 31, 1999 to ($5.636) million at December 31, 2000.

Loans secured by real estate increased $49.625 million (23.9%) during 2000. One-to-four family residential real estate loans increased $20.481 million from $83.949 million at December 31, 1999 to $104.430 million at December 31, 2000. The increase in one-to-four family residential real estate loans can be attributed to the change in the Company's delivery structure and recent market expansion activities. In 1999, the Company hired three mortgage loan originators who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's customer service representatives are trained to refer potential mortgage customers to the mortgage loan originators. Approximately $30.553 million in residential real estate loans are adjustable rate loans that have re-pricing frequencies from one to five years. To manage the interest rate risk associated with fixed rate residential real estate loans, the Company began actively selling fixed rate residential real estate loans and retaining the servicing rights. The Company sold $7.698 million in fixed rate mortgages in 2000 and services $15.371 million in sold residential real estate loans at December 31, 2000.

Commercial real estate loans increased $21.420 million, from $79.349 million at December 31, 1999 to $100.769 million at December 31, 2000. The increase in commercial real estate loans can be attributed to successful efforts in penetrating new markets. The Company's increased its market area in recent periods and increased the number of commercial loan officers employed by the Company. Home equity loans increased $5.826 million, from $25.183 million at December 31, 1999 to $31.009 million at December 31, 2000. Agricultural real estate loans remained relatively stable, increasing $821,000 in 2000, to $17.781 million at December 31, 2000.

Non-real estate loans increased $25.565 million, from $255.831 million at December 31, 1999 to $281.396 million at December 31, 2000. The increase in non-real estate loans in 2000 was due primarily to the increase in consumer loans, which are comprised mainly of automobile financing and lease receivables (secured by automobiles). Total consumer loans increased $18.275 million, from $57.944 million at December 31, 1999 to $76.219 million at December 31, 2000. Automobile financing represents $64.271 million (84.3%) of total consumer loans at December 31, 2000. Lease receivables increased $12.872 million, from $76.002 million at December 31, 1999 to $88.874 million at December 31, 2000. The Company has a lease program offered to various automobile dealers across upstate New York State, which was expanded in 1999 and led to the increase. A charge of $595,000 was taken to increase the allowance for residual value losses on auto leases in the fourth quarter of 2000. The provision for residual value losses on auto leases in the fourth quarter reflects weakening business conditions in the used automobile market which management believes has resulted in a decline in residual values that is other-than-temporary. The Company has a $1.004 in allowance for losses on lease residuals at December 31, 2000. Commercial and agricultural loans remained relatively stable, increasing $243,000 in 2000.
Manufactured housing loans decreased $7.712 million in 2000, which was consistent with the Company's plan to de-emphasize lending in manufactured housing.

                       Summary of Loan and Lease Portfolio
                                 (In thousands)
                                 At December 31,

                                          2000          1999          1998          1997           1996
                                          ----          ----          ----          ----           ----
Secured by real estate:
    One-to-four family                 $104,430       $83,949       $62,675       $58,800        $61,413
    Commercial                          100,769        79,349        56,466        47,367         44,823
    Agricultural                         17,781        16,960        17,193        14,772         12,621
    Construction                          3,363         2,286         3,643         1,378          1,028
    Home equity                          31,009        25,183        24,893        24,059         22,068
                                         ------        ------        ------        ------         ------
                                        257,352       207,727       164,870       146,376        141,953
                                        -------       -------       -------       -------        -------
Other loans:
    Lease receivables                    88,874        76,002        43,486        23,524         13,144
    Commercial                           42,731        42,743        33,238        30,553         32,925
    Agricultural                         17,507        17,252        18,399        18,335         15,627
    Manufactured housing                 48,062        55,774        60,975        61,519         61,621
    Tax-exempt                            8,003         6,116         2,989         3,861          4,932
    Consumer                             76,219        57,944        59,573        62,638         50,103
                                         ------        ------        ------        ------         ------
                                        281,396       255,831       218,660       200,430        178,352
                                        -------       -------       -------       -------        -------
Net deferred loan fees/costs
   and unearned discount                 (5,636)       (5,965)       (2,577)          (96)           938
                                         ------        ------        ------           ---            ---

  Total loans                           533,112       457,593       380,953       346,710        321,243

Allowance for loan and lease losses      (8,145)       (8,529)       (8,384)       (8,378)        (8,367)
                                         ------        ------        ------        ------         ------
   Net loans and leases receivable     $524,967      $449,064      $372,569      $338,332       $312,876
                                       ========      ========      ========      ========       ========

The following table sets forth the earlier of maturity/re-pricing dates for the Company's loan and lease portfolio. The table does not take into account possible pre-payments or scheduled principal amortization:

                                 Due within   Due after      Due after     Due after
                                   1 year   1 to 5 years   5 to 15 years   15 years      Total
                                   ------   ------------   -------------   --------      -----
Loans secured by real estate
One-to-four family               $ 14,865     $ 18,586       $ 36,860     $ 34,119     $104,430
Commercial                         27,687       45,508         22,263        4,952      100,769
Agricultural                        7,345        1,970          4,834        3,632       17,781
Home equity                         3,901        7,206         19,818           85       31,009
Construction                        3,363           --             --           --        3,363
                                   ------       ------         ------       ------      -------
  Loans secured by real estate     57,161       73,269         84,135       42,788      257,352
                                   ------       ------         ------       ------      -------
Other loans
Lease receivables                  16,242       72,632             --           --       88,874
Commercial                         32,559        5,958             25        4,189       42,731
Agricultural                       15,902        1,238            366           --       17,507
Manufactured housing                2,846       17,287         26,342        1,587       48,062
Consumer                            2,299       70,111          3,809           --       76,219
Tax-exempt                          8,003           --             --           --        8,003
                                   ------      -------         ------       ------      -------
  Other loans                      77,851      167,226         30,542        5,776      281,396
                                   ------      -------         ------       ------      -------

    Total loans and leases       $135,012     $240,495       $114,677     $ 48,564     $538,748
                                 ========     ========       ========     ========     ========


Asset Quality and Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan and lease portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses. Management monitors the adequacy of the allowance through the use of a process designed to comply with the requirements of the OCC as published periodically in its Banking Circular, the Instructions for Preparation of Reports of Condition and Income, and FASB Statements No. 5 and 114.

The determination of the adequacy of the allowance is necessarily an estimate. Adverse local, regional or national economic conditions, change in interest rates, population, products and other factors can all adversely affect asset quality. Unforeseen conditions could require adjustments to the allowance through additional loan loss provisions. Net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to increase the allowance based upon their judgment of the information available to them at the time of their examination.

Loans considered doubtful of collection by management are placed on non-accrual status for the recording of interest. Generally, commercial-type loans are placed on non-accrual status when principal and/or interest is 90 days or more past due and loans secured by residential real estate are placed on non-accrual status when principal and/or interest is 120 days or more past due, except for those loans which, in management's judgment, are well secured and in the process of collection. Consumer loans are generally not placed on non-accrual status and are generally charged-off when 180 days past due. Previously accrued income that has not been collected is generally reversed from current income. Interest received on non-accrual loans is applied to reduce the carrying amount of the loan or, if principal is considered fully collectible, recognized as interest income. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are considered to be fully collectible as to principal and interest. Total non-performing loans at December 31, 2000 were $4.664 million, representing 0.87% of the total loan portfolio, as compared to $5.934 million or 1.30% of the loan portfolio at December 31, 1999.

The Company's historical levels of non-performing loans and charge-offs have been above industry averages, due in part to the Company's manufactured housing and commercial lending portfolios; however, management believes that the allowance for loan and lease losses is sufficient to provide for probable losses inherent in the loan and lease portfolio.

                              Non-performing Assets
                                 (In thousands)
                                 At December 31,
                                                       2000        1999       1998        1997       1996
                                                       ----        ----       ----        ----       ----
Non-accrual loans:
  Secured by real estate                             $3,111      $3,378     $1,652      $1,943     $2,367
  Other loans                                         1,304       1,834      2,344         164        886
                                                      -----       -----      -----         ---        ---
    Total non-accrual loans                           4,415       5,212      3,996       2,107      3,253
                                                      -----       -----      -----       -----      -----
Accruing loans contractually past due
   90 days or more                                      249         722      1,279       2,386      1,226
                                                      -----       -----      -----         ---        ---
Total non-performing loans                            4,664       5,934      5,275       4,493      4,479
                                                      -----       -----      -----         ---        ---
Other real estate owned and repossessed assets        1,134       1,258      1,099       1,372      1,329
Non-performing corporate debt securities              1,354       1,535         --          --         --
                                                      -----       -----      -----         ---        ---
Total non-performing assets                          $7,152      $8,727     $6,374      $5,865     $5,808
                                                     ======      ======     ======      ======     ======

Information regarding foregone interest on the above non-accrual loans follows:
                                 (In thousands)
                             Year Ended December 31,

                                      2000       1999         1998          1997       1996
                                      ----       ----         ----          ----       ----
Interest recognized                 $  152    $   244      $    71       $    21      $  28
Foregone interest                      279        164          318           190        125
                                       ---        ---          ---           ---        ---
Interest income that
   would have been
   recognized at original terms     $  431    $   408      $   389       $   211      $ 153
                                    ======    =======      =======       =======      =====

Non-accrual loans at December 31, 2000 were comprised of $1.412 million of commercial/commercial real estate, $1.978 million of agricultural loans, $920,000 of residential real estate, and $105,000 of manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans at December 31, 2000.

The following table summarizes the changes in the allowance for loan and lease losses:

                       Allowance for Loan and Lease Losses
                                 (In thousands)
                             Year ended December 31,

                                            2000      1999      1998      1997      1996
                                            ----      ----      ----      ----      ----
Balance at the beginning of the year      $8,529    $8,384    $8,378    $8,367    $8,463
Provision charged to operations            1,465     1,456       773       275       635
Charge-offs:
   Real estate loans
    Residential                              121       232       104        39       162
    Commercial                               423        21        13       117       190
    Agricultural                              40        31        --        41        --
    Home equity                               10        71         1        49        --
                                           -----     -----     -----     -----     -----
         Total real estate                   594       355       123       246       352
                                           -----     -----     -----     -----     -----
   Other loans
    Commercial                               319       193       203       209       162
    Agricultural                             252        65        50        33       184
    Manufactured housing                     455       541       518       534       263
    Lease receivables                        147        25        69        45        17
    Consumer                                 425       507       362       464       319
                                           -----     -----     -----     -----     -----
         Total other                       1,598     1,331     1,202     1,285       945
                                           -----     -----     -----     -----     -----
                  Total charge-offs        2,192     1,686     1,325     1,531     1,297
                                           -----     -----     -----     -----     -----
Recoveries:
   Real estate loans
    Residential                               30        13         8        10        24
    Commercial                                 6        --        40       787        11
    Agricultural                              --        --        --        --        --
    Home equity                               --        --         1         3         1
                                           -----     -----     -----     -----     -----
         Total real estate                    36        13        49       800        36
                                           -----     -----     -----     -----     -----
   Other loans
    Commercial                                64        75       104       141       194
    Agricultural                              15        --       112        16        21
    Manufactured housing                      88       113        97        81        89
    Lease receivables                          1         6         1        16        --
    Consumer                                 139       168       195       213       226
                                           -----     -----     -----     -----     -----
         Total other                         307       362       509       467       530
                                           -----     -----     -----     -----     -----
                  Total recoveries           343       375       558     1,267       566
                                           -----     -----     -----     -----     -----
Net charge-offs                            1,849     1,311       767       264       731
                                           -----     -----     -----     -----     -----
Balance at end of year                    $8,145    $8,529    $8,384    $8,378    $8,367
                                          ======    ======    ======    ======    ======
Ratio of net charge-offs to
  average loans outstanding                 0.37%     0.32%     0.21%     0.08%     0.23%
llowance for loan loss as a
  percentage of total loans at year end     1.53%     1.86%     2.20%     2.42%     2.60%

The following table sets forth the allocation of the allowance for loan and lease losses by category, as well as the percentage of loans and leases in each category to total loans and leases, as prepared by the Company. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan and lease portfolio, and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan and lease categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                 (In thousands)
                                 At December 31,

                                   2000               1999                  1998                1997                1996
                                   ----               ----                  ----                ----                ----
Secured by real estate      $3,158      48%     $2,996      45%       $2,581     43%    $2,797       42%     $2,486      44%
Installment and other
   consumer loans            2,538      41%      2,484      42%        1,960     43%     1,114       44%        758      41%
Commercial and
   agricultural loans        1,925      11%      1,370      13%        1,491     14%     1,460       14%      1,170      15%
Other qualitative
   factors                     262       -       1,679       -         2,352      -      3,007        -       3,953       -
                            ------     ---      ------     ---        ------    ---     ------      ---      ------     ---
                            $8,145     100%     $8,529     100%       $8,384    100%    $8,378      100%     $8,367     100%
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

The following table is a summary of average deposits and average rates paid:

                     Average Deposits and Average Rates Paid
                                 (In thousands)
                             Year Ended December 31,

                                             2000                       1999                       1998
                                            Average                    Average                    Average
                                     Balance        Rate        Balance        Rate       Balance        Rate
                                     -------        ----        -------        ----       -------        ----
Non-interest bearing deposits       $ 66,753           -        $62,971           -       $56,952           -
NOW and money market accounts        167,396       3.07%        145,207       2.67%       122,898       2.87%
Savings accounts                     133,362       2.83%        117,016       2.78%       100,852       2.82%
Time deposits                        435,662       5.64%        358,107       5.24%       320,581       5.78%
                                     -------       ----         -------       ----        -------       ----
                                    $803,173       4.17%       $683,301       3.79%      $601,283       4.14%
                                    ========       ====        ========       ====       ========       ====

The following table is a summary of deposits:

                                 (In thousands)
                                 At December 31,

                                          2000         1999          1998            1997            1996
                                          ----         ----          ----            ----            ----
Non-interest
   bearing deposits                    $69,134      $58,064       $66,339         $49,358         $50,313
                                       -------      -------       -------         -------         -------
Interest-bearing deposits:
   NOW accounts                        101,034       96,234        76,896          65,519          60,106
   Savings accounts                    129,290      136,150       102,446          97,604          98,440
   Money market accounts                68,773       64,351        52,618          40,043          38,557
   Time deposits
      of $100,000 or more              142,240      184,594       120,917         114,371         110,145
   Other time deposits                 289,467      256,851       208,926         171,577         151,656
                                       -------      -------       -------         -------         -------
   Total interest-bearing deposits     730,804      738,180       561,803         489,114         458,904
                                       -------      -------       -------         -------         -------
Total deposits                        $799,938     $796,244      $628,142        $538,472        $509,217
                                      ========     ========      ========        ========        ========

The contractual maturity for time deposits is as follows at December 31, 2000:

                                           $100,000 or More                  Other time deposits
                                        Amount           WAR(1)         Amount                 WAR(1)
                                        ------           ------         ------                 ------
                                                        (Dollars in thousands)
Less than or equal to three months     $106,614          6.55%          $52,056                4.93%
Three months through six months          18,198          6.63%           56,341                5.66%
Six months through twelve months          9,505          6.32%           63,445                6.02%
Over twelve months                        7,923          6.74%          117,625                6.23%
                                       --------       --------         --------             --------
                                       $142,240          6.55%         $289,467                5.83%
                                       ========       ========         ========             ========

(1)  Weighted-average rate

Borrowings

Although  deposits  are the  Company's  primary  source  of funds,  the  Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several Bank customers in the ordinary course of business. As of December 31, 2000, the Company had $18.356 million in security repurchase agreements. Further information concerning repurchase agreements is located in note 7 to the consolidated financial statements. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. See "Liquidity".

The Company has $1.159 million in long-term borrowings with the Federal Home Loan Bank of New York at December 31, 2000. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial Revenue Bonds to fund the construction of its administrative and operations complex. As of December 31, 2000, the remaining balance on the bonds was $4.499 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025. See also note 8 to the consolidated financial statements.

Capital Resources

In 2000, the Company added $6.963 million to equity through net income and returned $2.966 million to its stockholders in the form of dividends. The Company's goal is to maintain a strong capital position to support its growth and expansion activities. In June 1999, the Company established a trust to issue and sell $18.0 million in capital securities which represent Tier I capital to the Company. The Company's principal source of funds to pay cash dividends, the cost of the capital securities and to service long-term debt requirements is dividends from the Bank. Various laws and regulations restrict the ability of Bank to pay dividends to the Company.

Important indicators of capital adequacy for the Bank are Tier I Risk-Based Capital, Total Risk Based Capital and the Leverage ratio. Tier I Capital consists of common stock and qualifying stockholders' equity. Total Risk-Based Capital consists of Tier I Capital and the allowance for loan and lease losses (up to certain limits). The Leverage ratio is calculated by dividing Tier I Risk-Based Capital into quarterly average assets (as defined). In accordance with regulatory guidelines, regulatory capital does not include the net unrealized gain or loss on securities available for sale included in equity. All of the Bank's regulatory capital ratios exceed the required minimums. See also note 14 to the consolidated financial statements.

During 2000, 63,161 shares were repurchased at a cost of $2.996 million. The repurchased shares will be held in treasury stock but may be reissued in the future in connection with the Company's Dividend Reinvestment Plan, to satisfy the exercise of stock options, or for other corporate purposes, such as acquisitions.

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

Asset and liability management functions not only to ensure adequate liquidity in order to meet the needs of our customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities in order to generate an appropriate return to stockholders. The asset portion of the balance sheet provides liquidity primarily through loan, mortgage-backed security and collateralized mortgage obligation principal repayments, maturities and calls of securities and sales from the available for sale and trading portfolios. Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company

Investing activities used $48.238 million in 2000 as the Company continued to leverage its balance sheet by increasing earning assets, principally $75.903 million in loans and leases. Financing activities provided $22.312 million as the Company experienced increases in deposits and short-term borrowings, somewhat offset by the purchase of treasury stock and the payment of dividends. For more information concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

For liquidity management, unused lines of credit totaling $60.100 million were maintained at year-end 2000.

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

Recent Accounting Pronouncement


     FASB Statement 133

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income, other comprehensive income and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

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

As of December 31, 2000, the Company held certain debt securities with embedded derivative instruments that will be accounted for separately under SFAS No. 133. The purpose of these embedded derivatives is to hedge against the exposure associated with certain of the Company's variable rate debt securities that would experience a decrease in interest payments in a falling interest rate environment. Management has determined that these embedded derivatives qualify for hedge accounting treatment under SFAS No. 133 using the cash flow hedging model. Accordingly, to the extent that this cash flow hedge is effective, the embedded derivatives will be recorded at their estimated fair value with the fair value adjustment, net of tax, included in stockholders' equity as a component of accumulated other comprehensive income or loss. However, except as noted below, any ineffectiveness of this cash flow hedge will result in recognizing a corresponding portion of the estimated fair value adjustment in current earnings. If the cash flows resulting from the embedded derivatives change by less than 80% or more than 125% of the change in the cash flows from the hedged items, the hedge would no longer be considered effective and the entire fair value adjustment related to the embedded derivatives would be recorded as an adjustment to current earnings. As of December 31, 2000, the amortized cost and estimated fair value of the debt securities with the embedded derivatives amounted to approximately $3.8 million and $3.4 million, respectively. At January 1, 2001, management considered the embedded derivatives to be highly effective in hedging changes in the cash flows associated with the hedged items and, accordingly, there was no effect on the Company's results of operations from the adoption of SFAS No. 133 with respect to these embedded derivatives.

In addition, the Company has certain other embedded derivatives related to a time deposit product and certain debt securities that have costs and returns linked to an equity index. The embedded derivatives have been separated from the underlying host instruments and accounted for at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a charge to current earnings for a transition adjustment of $159 thousand ($95 thousand, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value on January 1, 2001. This reduction in net income will be reflected in the Company's consolidated statement of income in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

The Company's application of these new accounting standards is subject to change based on ongoing interpretations of SFAS No. 133 by the Financial Accounting Standards Board. Further information regarding derivative instruments and hedging activities is located in the section entitled "Securities" above.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears above in ITEM 7 and is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP, dated January 26, 2001, appearing on pages 35 through 70 of this report are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                    Part III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item, to the extent not included under the caption "Executive Officers of the Registrant" in Part I of this report, or below, will appear under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of stockholders on May 3, 2001 and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will appear under the caption "Executive Compensation" and "Transactions with Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of stockholders on May 3, 2001, and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will appear under the caption "Common Stock Ownership" in the Company's definitive proxy statement for the annual meeting of stockholders on May 3, 2001 and is incorporated herein by reference.

ITEM 13. Certain Relationship and Related Transactions

The information required by this item will appear under the caption "Transactions with Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of stockholders on May 3, 2001 and is incorporated herein by reference.

                                     Part IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of CNB Financial Corp. and subsidiaries are incorporated herein by reference to the indicated pages in this report.

Consolidated Financial Statements                                           Page
---------------------------------                                           ----
Report of Management                                                          34

Independent Auditors' Report                                                  35

Consolidated Balance Sheets as of December 31, 2000 and 1999                  37

Consolidated Statements of Income for the years ended December 31, 2000,
  1999 and 1998                                                               38

Consolidated Statements of Changes in Stockholders'
Equity for the years ended December 31, 2000, 1999 and 1998                   39

Consolidated Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998                                                         40

Notes to Consolidated Financial Statements                                    41

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

         3(ii) Bylaws of Registrant, previously filed with the Commission on March 16, 1998 as Exhibit C to the Corporation's Registration Statement on Form S-4 (No. 33-45522), and incorporated herein by reference.

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

         11 Statements regarding computation of earnings per share (incorporated herein by reference to footnote 15 in the consolidated financial statements).

         13                         2000 Consolidated Financial Statements

         21 Subsidiaries of the Registrant (submitted with electronic filing only)

         23                         Consent   of  KPMG   LLP   (submitted   with
                                    electronic filing only)

(b) During the three-month period ended December 31, 2000, the Registrant filed no current report on Form 8-K.

(c) See 14(a)(3) above.

(d) See 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CNB FINANCIAL CORP.



                                              By:/s/ Donald L. Brass
                                                -----------------------------
                                              Donald L. Brass
                                              President
                                              Dated:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                                   Date
---------                        -----                                   ----

By /s/ Donald L. Brass           President and Director                  3/20/01
-------------------------------
Donald L. Brass


By /s/ Peter J. Corso            Executive Vice President and Treasurer  3/20/01
-------------------------------
Peter J. Corso


By /s/ Van Ness D. Robinson      Chairman                                3/20/01
-------------------------------
Van Ness D. Robinson


By /s/ John P. Woods, Jr.        Vice Chairman                           3/20/01
-------------------------------
John P. Woods, Jr.


By /s/ J. Carl Barbic            Director                                3/20/01
-------------------------------
J. Carl Barbic


By /s/ Joseph A. Santangelo      Director                                3/20/01
-------------------------------
Joseph A. Santangelo

Report of Management

Management is responsible for the integrity and objectivity of the consolidated financial statements and other information in this report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and in the judgment of management present fairly the Company's consolidated financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements. The consolidated financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments and give due consideration to materiality.

Management is responsible for maintaining a system of internal control and has established a system of internal accounting control designed to provide reasonable assurance that transactions are recorded properly to permit preparation of consolidated financial statements, that transactions are executed in accordance with management's authorizations and that assets are safeguarded from significant loss or unauthorized use.

The Internal Audit Department of the Company reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts as an integral, but independent, part of the system of internal controls.

The independent auditors conduct an annual audit of the Company's consolidated financial statements to enable them to express an opinion as to the fair presentation of the statements. In connection with the audit, the independent auditors consider internal control to the extent they consider necessary to determine the nature, timing and extent of their auditing procedures.

The Board of Directors discharges its oversight responsibility for the Company's consolidated financial statements through its Audit Committee. The Audit Committee meets periodically with the independent auditors, the Internal Auditor and management. Both the independent auditors and the Internal Auditor have direct access to the Audit Committee.


By:  /s/ DONALD L. BRASS          By:  /s/ PETER J. CORSO
-------------------------------   ----------------------------------------
Donald L. Brass                   Peter J. Corso
President                         Executive Vice President and Treasurer

                             [KPMG LLP LETTERHEAD]


                          Independent Auditors' Report


The Board of Directors and Stockholders
CNB Financial Corp.:


We have audited the consolidated balance sheets of CNB Financial corp. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                         /s/KPMG LLP

Albany, New York
January 26, 2001

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         CNB FINANCIAL CORP. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                              December 31, 2000 and 1999

(In thousands, except share data)                                                        2000         1999
                                                                                         ----         ----
         Assets
         ------
Cash and due from banks                                                              $  16,528       25,051
Federal funds sold                                                                          --        6,150
                                                                                     ---------      -------
         Cash and cash equivalents                                                      16,528       31,201
                                                                                     ---------      -------
Securities available for sale, at fair value                                           365,409      387,765
Net loans and leases receivable                                                        524,967      449,064
Accrued interest receivable                                                              6,661        6,281
Premises and equipment, net                                                             12,661       12,999
Other real estate owned and repossessed assets                                           1,134        1,258
Goodwill                                                                                18,135       19,428
Other assets                                                                             5,845        6,176
                                                                                      --------      -------
         Total assets                                                                $ 951,340      914,172
                                                                                     =========      =======
Liabilities, Guaranteed Preferred Beneficial Interests in Company's
Junior Subordinated Debentures and Stockholders' Equity
Noninterest-bearing deposits                                                            69,134       58,064
Interest-bearing deposits                                                              730,804      738,180
                                                                                     ---------      -------
         Total deposits                                                                799,938      796,244
                                                                                     ---------      -------
Short-term borrowings:
    Securities sold under agreements to repurchase                                      18,356       29,054
    Borrowings from the Federal Home Loan Bank of New York                              33,725           --
    Borrowings from the U.S. Treasury                                                      524          530
                                                                                     ---------      -------
         Total short-term borrowings                                                    52,605       29,584
                                                                                     ---------      -------
Longterm borrowings                                                                      5,658        6,103
Other liabilities                                                                       11,993        9,618
                                                                                     ---------      -------
         Total liabilities                                                             870,194      841,549
                                                                                     ---------      -------
Commitments and contingent liabilities (note 13)
Guaranteed preferred beneficial interests in Company's junior
    subordinated debentures ("capital securities")                                      18,000       18,000
Stockholders' equity:
    Common stock, $1.25 par value, 20,000,000 shares authorized
      (7,805,107 shares issued at December 31, 2000 and 1999)                            9,756        9,756
    Additional paid-in capital                                                           6,202        6,202
    Retained earnings                                                                   52,232       48,265
    Accumulated other comprehensive income (loss)                                          443       (5,075)
    Treasury stock, at cost (331,424 shares at December 31, 2000
      and 268,263 shares at December 31, 1999)                                          (5,487)      (4,525)
                                                                                     ---------      -------
        Total stockholders' equity                                                      63,146       54,623
                                                                                     ---------      -------
        Total liabilities, guaranteed preferred beneficial interests in Company's
             junior subordinated debentures and stockholders' equity                 $ 951,340      914,172
                                                                                     =========      =======

See accompanying notes to consolidated financial statements.

                    CNB FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Income
                Years Ended December 31, 2000, 1999 and 1998

(In thousands, except per share data)                   2000        1999        1998
                                                        ----        ----        ----
Interest and dividend income:
    Loans and leases, including fees                 $ 41,335      34,234      33,008
    Securities:
       Taxable                                         26,497      17,721      15,710
       Nontaxable                                       1,893       3,418       3,559
    Federal funds sold and other                          210         806         265
                                                       ------      ------      ------
                                                       69,935      56,179      52,542
                                                       ------      ------      ------
Interest expense:
    Deposits                                           33,501      25,911      24,910
    Shortterm borrowings                                3,088       1,162         868
    Longterm borrowings                                   392         344         380
                                                       ------      ------      ------
                                                       36,981      27,417      26,158
                                                       ------      ------      ------
          Net interest income                          32,954      28,762      26,384
Provision for loan and lease losses                     1,465       1,456         773
                                                       ------      ------      ------
          Net interest income after provision for
             loan and lease losses                     31,489      27,306      25,611
                                                       ------      ------      ------
Other income:
    Service charges on deposit accounts                 2,566       2,157       1,953
    Net (loss) gain on securities transactions         (1,046)       (803)        616
    Other                                               2,055       2,163       1,961
                                                       ------      ------      ------
                                                        3,575       3,517       4,530
                                                       ------      ------      ------
Other expenses:
    Salaries and employee benefits                      9,392       9,776       9,034
    Occupancy and equipment                             2,750       2,258       1,998
    Data processing                                     2,574       2,508       1,997
    Professional fees                                     868         818       1,325
    Advertising and marketing                             876         520         345
    Postage and courier                                   611         573         599
    Office supplies and stationery                        663         703         600
    Other real estate owned and repossessed assets        503         696         882
    Goodwill amortization                               1,327         441          --
    Capital securities                                  1,727         615          --
    Other                                               4,277       3,429       3,074
                                                       ------      ------      ------
                                                       25,568      22,337      19,854
                                                       ------      ------      ------
          Income before income tax expense              9,496       8,486      10,287
Income tax expense                                      2,533       2,151       2,606
                                                       ------      ------      ------
          Net income                                 $  6,963       6,335       7,681
                                                     ========       =====       =====
Earnings per share:
    Basic                                            $   0.93        0.84        1.01
                                                     ========        ====        ====
    Diluted                                          $   0.93        0.83        1.00
                                                     ========        ====        ====

See accompanying notes to consolidated financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                Accumulated
                                                        Additional               other                     Total
                                                 Common   paid-in    Retained  Comprehensive   Treasury  stockholders' Comprehensive
(In thousands, except per share data)            stock    capital    earnings  income (loss)    stock      equity         income
-------------------------------------            -----    -------    --------  ------------    -----      ------         ------
Balance at December 31, 1997                   $  9,690     5,891       39,564       393         (932)      54,606
  Comprehensive income:
     Net income                                      --        --        7,681        --           --        7,681      $  7,681
     Other comprehensive loss, net of tax:
        Unrealized net holding losses on
         securities available for sale
         arising during the year and
         decrease in net unrealized
         loss on securities available for
         sale transferred to investment
         securities held to maturity
         (pre-tax $2,136)                                                                                                 (1,495)
        Reclassification adjustment for
         net gains on securities
         available for sale realized in
         net income during the year
         (pre-tax $391)                                                                                                     (274)
                                                                                                                         -------
        Other comprehensive loss                     --        --           --    (1,769)          --      (1,769)        (1,769)
                                                                                                                         -------
             Comprehensive income                                                                                       $  5,912
                                                                                                                         =======
  Cash dividends, $.33 per share                     --        --       (2,516)       --           --      (2,516)
  Purchases of treasury stock                        --        --           --        --       (3,455)     (3,455)
  Issuance of shares for options and
   Dividend Reinvestment Plan                        56       253           --        --          710       1,019
                                                  -----     -----       ------    ------       ------       -----
Balance at December 31, 1998                      9,746     6,144       44,729    (1,376)      (3,677)     55,566
  Comprehensive income:
     Net income                                      --        --        6,335        --           --       6,335       $  6,335
     Other comprehensive loss, net of tax:
        Net unrealized gain on securities
         transferred from investment
         securities held to maturity
         to securities available
         for sale (pre-tax $4,877)                                                                                         3,414
        Unrealized net holding losses on
         securities available for sale
         arising during the year
         (pretax $11,013)                                                                                                 (7,709)
        Reclassification adjustment for
         net losses on securities
         available for sale realized in
         net income during the year
         (pre-tax $851)                                                                                                      596
                                                                                                                          ------
        Other comprehensive loss                     --        --           --    (3,699)          --     (3,699)         (3,699)
                                                                                                                          ------
             Comprehensive income                                                                                       $  2,636
                                                                                                                          ======
  Cash dividends, $.37 per share                     --        --       (2,799)       --           --     (2,799)
  Purchases of treasury stock                        --        --           --        --       (1,385)    (1,385)
  Issuance of shares for options and
   Dividend Reinvestment Plan                        10        58           --        --          537        605
                                                  -----     -----       ------    ------       ------     ------
Balance at December 31, 1999                      9,756     6,202       48,265    (5,075)      (4,525)    54,623
  Comprehensive income:
     Net income                                      --        --        6,963        --           --      6,963        $  6,963
     Other comprehensive income, net of tax:
        Unrealized net holding gains on
         securities available for sale
         arising during the year
         (pre-tax $6,826)                                                                                                  4,778
        Reclassification adjustment for net
         losses on securities available
         for sale realized in net income
         during the year (pre-tax $1,057)                                                                                    740
                                                                                                                         -------
        Other comprehensive income                   --         --          --    5,518            --      5,518           5,518
                                                                                                                         -------
             Comprehensive income                                                                                       $ 12,481
                                                                                                                         =======
  Cash dividends, $.40 per share                     --         --      (2,996)      --            --     (2,996)
  Purchases of treasury stock                        --         --          --       --          (962)      (962)
                                                  -----      -----      ------    -----        ------     ------
Balance at December 31, 2000                   $  9,756      6,202      52,232      443        (5,487)    63,146
                                                  =====      =====      ======    =====        ======     ======

See accompanying notes to consolidated financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998

                                                                             2000         1999          1998
                                                                             ----         ----          ----
(In thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                             $   6,963        6,335        7,681
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                         2,675        1,879        1,312
       Provision for loan and lease losses                                   1,465        1,456          773
       Deferred tax expense                                                  2,140        2,447        1,585
       Net loss (gain) on securities transactions                            1,046          803         (616)
       Net loss on sales and writedowns of other
          real estate owned and repossessed assets                              97          132          173
       Purchases of trading securities                                      (5,250)     (24,257)     (61,846)
       Proceeds from sales of trading securities                             5,261       24,305       63,190
       Loans originated and held for sale                                   (8,666)          --           --
       Proceeds from sales of loans held for sale                            7,810           --           --
       Net gain on sales of loans held for sale                               (112)          --           --
       Increase in accrued interest receivable                                (380)        (438)        (286)
       Net change in other assets and other liabilities                     (1,796)      (1,172)          49
                                                                         ---------    ---------    ---------
          Net cash provided by operating activities                         11,253       11,490       12,015
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of securities:
     Available for sale                                                   (146,909)    (220,367)    (169,062)
     Held to maturity                                                           --       (5,831)     (27,121)
  Proceeds from sales of securities available for sale                     119,593       79,129       62,534
  Proceeds from maturities, paydowns and calls of securities:
     Available for sale                                                     56,495       46,748       61,774
     Held to maturity                                                           --        6,417       23,989
  Net loans and leases made to customers                                   (78,520)     (72,194)     (36,274)
  Loans purchased                                                               --       (7,972)          --
  Proceeds from sales of other real estate owned
     and repossessed assets                                                  2,147        1,924        1,364
  Purchases of premises and equipment                                       (1,044)      (4,362)      (1,324)
                                                                         ---------    ---------    ---------
          Net cash used in investing activities                            (48,238)    (176,508)     (84,120)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
  Net increase in deposits, exclusive of branch acquisitions                 3,694       12,384       89,670
  Deposits assumed in branch acquisitions, net of premium paid                  --      136,780           --
  Net increase (decrease) in short-term borrowings                          23,021       16,933      (15,582)
  Payments on long-term borrowings                                            (445)        (427)        (401)
  Issuance of capital securities                                                --       18,000           --
  Dividends paid                                                            (2,996)      (2,799)      (2,516)
  Proceeds from issuance of shares for options
     and Dividend Reinvestment Plan                                             --          605        1,019
  Purchases of treasury stock                                                 (962)      (1,385)      (3,455)
                                                                         ---------    ---------    ---------
          Net cash provided by financing activities                         22,312      180,091       68,735
                                                                         ---------    ---------    ---------
Net (decrease) increase  in cash and cash equivalents                      (14,673)      15,073       (3,370)
Cash and cash equivalents at beginning of year                              31,201       16,128       19,498
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of year                                 $  16,528       31,201       16,128
                                                                         =========    =========    =========
Additional disclosures relative to cash flows:
  Interest paid                                                          $  36,368       26,949       26,105
                                                                         =========    =========    =========
  Taxes paid                                                             $     855          635        1,627
                                                                         =========    =========    =========
Supplemental schedule of noncash investing and
  financing activities:
     Transfer of loans to other real estate owned
       and repossessed assets                                            $   2,120        2,215        1,264
                                                                         =========    =========    =========
     Adjustment of securities available for sale
       to fair value and decrease in net unrealized loss on securities available for sale transferred to investment securities held
       to maturity, net of tax                                           $   5,518       (3,699)      (1,769)
                                                                         =========    =========    =========
     Transfer of investment securities held to maturity to
       securities available for sale, at amortized cost (estimated
       fair value of $117,747 at transfer date) (see note 3)             $      --      112,870           --
                                                                         =========    =========    =========

See accompanying notes to consolidated financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1) Summary of Significant Accounting Policies

         (a) Basis of Presentation

               The consolidated financial statements include the accounts of CNB Financial Corp. (the Parent Company) and its wholly-owned subsidiaries, Central National Bank, Canajoharie (the Bank) and Central Asset Management (CAM) (collectively, the Company). All significant intercompany balances and transactions are eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The Company utilizes the accrual method of accounting for financial reporting purposes.

         (b) Use of Estimates

               The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, estimated other-than-temporary impairment of securities and lease residual values, and the valuation of other real estate owned and repossessed assets acquired in connection with foreclosures or insubstance foreclosures. In connection with the determination of the allowance for loan and lease losses and the valuation of other real estate owned and repossessed assets, management generally obtains independent appraisals for significant properties. In estimating other-than-temporary impairment of securities, management generally considers independent price quotations and the financial condition of the issuer of the security. In estimating other-than-temporary impairment of lease residual values, management considers historical losses and current conditions in the used car market.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


               Management believes that the allowance for loan and lease losses is adequate, other real estate owned and repossessed assets are recorded at their fair value less an estimate of the costs to sell the assets, securities with declines in estimated fair value that are other-than-temporary have been recorded at estimated fair value, and estimated other-than-temporary impairment of lease residual values has been appropriately recorded. While management uses available information with respect to these estimates, changes in economic conditions and other factors may occur that would result in future additions to the allowance for loan and lease losses, writedowns of other real estate owned and repossessed assets, and additional estimated other-than-temporary impairment losses on securities and lease residual values. In addition, various regulatory agencies periodically review the Company's estimates in these areas. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses, writedowns of other real estate owned and repossessed assets, or charges for estimated additional other-than-temporary impairment based on their judgments about information available to them at the time of their examination which may not be currently available to management.

               The Company operates twenty-eight full-service branches and two financial centers throughout nine counties in Central New York State. A substantial portion of the Company's assets are loans secured by real estate located in these nine counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan and lease portfolio is dependent upon economic conditions in these market areas. In addition, other real estate owned and repossessed assets are also generally located in these nine counties.

         (c) Cash Equivalents

               For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash on hand, due from banks, and federal funds sold.

         (d) Trading Securities, Securities Available for Sale, and Investment Securities Held to Maturity

               Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. However, if a security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment, such security cannot be classified as held to maturity. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported in accumulated other comprehensive income or loss, net of tax.

               Realized gains and losses on the sale of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


               Unrealized losses on securities are charged to earnings when the decline in fair value of a security is determined to be other-than-temporary. In estimating other-than-temporary impairment of securities, management generally considers independent price quotations and the financial condition of the issuer of the security.

               Non-marketable equity securities, such as Federal Home Loan Bank of New York (FHLB) stock and Federal Reserve Bank stock, are stated at cost since there is no readily available market value. These investments are required for membership. The investment in FHLB stock is pledged to secure FHLB borrowings.

               Securities transferred from the available for sale portfolio to investment securities held to maturity are recorded at a new cost basis equal to the securities' fair values at the date of the transfer. Any net unrealized gains or losses at the transfer date continue to be reported in accumulated other comprehensive income or loss, net of tax, as long as the securities are carried in the investment securities held to maturity portfolio. The net unrealized gains or losses are amortized over the remaining life of the transferred securities as an adjustment to yield in a manner consistent with the offsetting amortization of the related premium or discount.

         (e) Net Loans and Leases Receivable

               Loans are stated at the unpaid principal balance, net of unearned income and net deferred loan origination fees and costs. Lease receivables represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Loans and leases receivable are also stated net of the allowance for loan and lease losses. Loan and lease fees received at the inception of a loan or lease and certain direct costs of origination are deferred and amortized into interest income over the life of the loan or lease.

               Loans and leases considered doubtful of collection by management are placed on non-accrual status for the recording of interest. Generally, commercial-type loans are placed on non-accrual status when principal and/or interest is 90 days or more past due, and loans secured by residential real estate are placed on non-accrual status when principal and/or interest is 120 days or more past due, except for those loans which, in management's judgment, are well secured and in the process of collection. Consumer loans and leases are generally not placed on non-accrual status and are generally charged-off when 180 days past due. Previously accrued income that has not been collected is generally reversed from current income. Interest received on non-accrual loans and leases is applied to reduce the carrying amount of the loan or lease or, if principal is considered fully collectible, recognized as interest income. Loans and leases are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans or leases are considered to be fully collectible as to principal and interest.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (f) Allowance for Loan and Lease Losses

               The allowance for loan and lease losses is increased through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance when management believes that collectibility of the principal is unlikely. The allowance is maintained at a level deemed appropriate by management based on an evaluation of the known and inherent risks in the portfolio, historical loan and lease losses, estimated value of underlying collateral, and economic conditions that may affect borrowers' ability to pay.


         (g) Loan Impairment

               A loan (generally a commercial-type loan) is considered impaired when it is probable that the Company will be unable to collect all amounts of principal and interest under the original contractual terms of the agreement or when a loan (of any loan type) is restructured in a troubled debt restructuring. The allowance for loan losses related to impaired loans is based on the discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

         (h) Other Real Estate Owned

               Other real estate owned, comprised of real estate acquired through foreclosure and in-substance foreclosures, is recorded at the lower of the recorded investment in the loan or the fair value of the asset acquired, less estimated disposal costs. A loan is catergorized as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the recorded investment in the loan over the fair value of the property received is charged to the allowance for loan and lease losses. Subsequent declines in the value of foreclosed property and net operating expenses are charged directly to other expenses. Properties are reappraised, as considered necessary by management, and written down to the fair value less the estimated cost to sell the property, if necessary.

         (i) Premises and Equipment

               Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Buildings and improvements are generally depreciated over 15 to 39 years, with furniture, fixtures and equipment depreciated over 3 to 5 years. Gains or losses realized on asset dispositions are reflected in the consolidated statements of income. Maintenance and repairs are charged to operating expense and improvements are capitalized.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (j) Goodwill

               Goodwill relates to the acquisition of branches in August 1999. Goodwill is being amortized on a straight-line basis over 15 years. The unamortized balance is reviewed for possible impairment if events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

         (k) Pension Plan Costs

               The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees. The cost of this plan, based on actuarial computations of current and future benefits for employees, is charged to current operating expenses.

         (l) Stock Based Compensation

               The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied to stock option grants made in 1995 and later years. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosures required by SFAS No. 123.

         (m) Securities Sold Under Agreements to Repurchase

               In securities repurchase agreements, the Company either maintains control over the underlying securities or transfers the underlying securities to a third party custodian's account that explicitly recognizes the Company's interest in the securities. These agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria for such accounting as specified in SFAS No. 125. The Company's agreements are accounted for as secured financings; accordingly, the transaction proceeds are recorded as borrowed funds and the underlying securities continue to be carried in the Company's securities available for sale portfolio.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (n) Income Taxes

               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for tax credit carryforwards. Deferred tax assets are recognized subject to management's judgment that those assets will more likely than not be realized. A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are
               charged  or  credited,   respectively,  to  income  tax  expense.
               Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

         (o) Earnings Per Share

               Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Incremental dilutive shares are computed using the treasury stock method.

         (p) Financial Instruments

               In the normal course of business, the Company is a party to certain financial instruments with off-balance-sheet risk, such as commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. The Company's policy is to record such instruments when funded.

         (q) Comprehensive Income

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

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (r) Segment Reporting

               The Company's operations are solely in the financial services industry and include the traditional operations of a commercial banking enterprise. Management makes operating decisions and assesses performance based on an ongoing review of the Company's commercial banking operations, which constitute the Company's only operating segment for financial reporting purposes. The Company operates primarily in central New York State and surrounding areas.

         (s) Reclassifications

               Amounts in the prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

         (t) Derivative Instruments and Hedging Activities

               The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income, other comprehensive income and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

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

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


               As of December 31, 2000, the Company held certain debt securities with embedded derivative instruments that will be accounted for separately under SFAS No. 133. The purpose of these embedded derivatives is to hedge against the exposure associated with certain of the Company's variable rate debt securities that would experience a decrease in interest payments in a falling interest rate environment. Management has determined that these embedded derivatives qualify for hedge accounting treatment under SFAS No. 133 using the cash flow hedging model. Accordingly, to the extent that this cash flow hedge is effective, the embedded derivatives will be recorded at their estimated fair value with the fair value adjustment, net of tax, included in stockholders' equity as a component of accumulated other comprehensive income or loss. However, except as noted below, any ineffectiveness of this cash flow hedge will result in recognizing a corresponding portion of the estimated fair value adjustment in current earnings. If the cash flows resulting from the embedded derivatives change by less than 80% or more than 125% of the change in the cash flows from the hedged items, the hedge would no longer be considered effective and the entire fair value adjustment related to the embedded derivatives would be recorded as an adjustment to current earnings. As of December 31, 2000, the amortized cost and estimated fair value of the debt securities with the embedded derivatives amounted to approximately $3.8 million and $3.4 million, respectively. At January 1, 2001, management considered the embedded derivatives to be highly effective in hedging changes in the cash flows associated with the hedged items and, accordingly, there was no effect on the Company's results of operations from the adoption of SFAS No. 133 with respect to these embedded derivatives.

               In addition, the Company has certain other embedded derivatives related to a time deposit product and certain debt securities that have costs and returns linked to an equity index. The embedded derivatives have been separated from the underlying host instruments and accounted for at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a charge to current earnings for a transition adjustment of $159 thousand ($95 thousand, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value on January 1, 2001. This reduction in net income will be reflected in the Company's consolidated statement of income in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

               The Company's application of these new accounting standards is subject to change based on ongoing interpretations of SFAS No. 133 by the Financial Accounting Standards Board.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(2) Acquisition of Branches

     In August 1999, the Company completed the acquisition of five branch offices located in central New York State, in the communities of Oneonta (three offices), Cooperstown and Norwich. The Company purchased approximately $3.7 million in branch-related assets, primarily the real and personal property associated with the branches, vault cash at the branches, as well as a limited amount of deposit-related loans. The Company assumed all customer deposit liabilities maintained at the branches (including accrued interest payable), totaling approximately $156.5 million. The premium paid on the deposits transferred and other direct incremental costs associated with the transaction are reported as goodwill in the consolidated balance sheets. The Company also received a net cash payment of approximately $133.9 million.


(3) Securities

     The amortized cost and approximate fair value of securities available for sale at December 31 are summarized as follows:

                                                                      2000
                                                 -----------------------------------------------------
                                                                  Gross        Gross       Approximate
                                                 Amortized     Unrealized    Unrealized       Fair
                                                   Cost           Gains         Losses        Value
                                                   ----           -----         ------        -----
                                                                        (In thousands)
Collateralized mortgage obligations               $129,983          2,514      (1,796)      130,701
Mortgage-backed securities                          37,740            256        (205)       37,791
Asset-backed securities                             18,841            376        (268)       18,949
U.S. Treasury securities                             5,999              5          (2)        6,002
U.S. Government agency securities                   68,838          2,244        (754)       70,328
Corporate and taxable municipal debt securities     77,403          1,450      (2,926)       75,927
Tax-exempt state and municipal obligations          17,071             35        (268)       16,838
                                                  --------       --------    --------      --------
        Total debt securities                      355,875          6,880      (6,219)      356,536
Non-marketable equity securities                     4,552             --          --         4,552
Mutual funds                                         3,725             21          --         3,746
Preferred stock                                        625             --         (50)          575
                                                  --------       --------    --------      --------
                                                  $364,777          6,901      (6,269)      365,409
                                                  ========       ========    ========      ========

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                                                                        1999
                                                  ---------------------------------------------------
                                                                 Gross         Gross      Approximate
                                                  Amortized    Unrealized    Unrealized      Fair
                                                    Cost         Gains         Losses        Value
                                                    ----         -----         ------        -----
                                                                    (In thousands)
Collateralized mortgage obligations               $115,561          288        (2,294)    113,555
Mortgage-backed securities                          37,656           74          (869)     36,861
Asset-backed securities                             32,187          629          (431)     32,385
U.S. Treasury securities                             5,969           --           (31)      5,938
U.S. Government agency securities                   60,662           15        (2,612)     58,065
Corporate and taxable municipal debt securities     77,307          320        (2,357)     75,270
Tax-exempt state and municipal obligations          57,542        1,605        (1,401)     57,746
                                                  --------     --------      --------    --------
        Total debt securities                      386,884        2,931        (9,995)    379,820
Non-marketable equity securities                     4,040           --            --       4,040
Mutual funds                                         3,464           --           (19)      3,445
Preferred stock                                        625            1          (166)        460
                                                  --------     --------      --------    --------
                                                  $395,013        2,932       (10,180)    387,765
                                                  ========     ========      ========    ========


     The amortized cost and approximate fair value of debt securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            Approximate
                                              Amortized        Fair
                                                Cost           Value
                                                ----           -----
                                                    (In thousands)
Due in one year or less                       $  8,523          8,533
Due after one year through five years           30,109         29,054
Due after five years through ten years          52,066         53,235
Due after ten years                             78,613         78,273
                                              --------       --------
                                               169,311        169,095
Collateralized mortgage obligations,
 mortgage-backed securities and
 asset-backed securities                       186,564        187,441
                                              --------       --------
                                              $355,875        356,536
                                              ========       ========

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The Company recorded a $2.1 million pre-tax charge during 2000 related to estimated other-than-temporary impairment of corporate debt securities classified as available for sale. During 1999, the Company recorded a $1.4 million pre-tax charge related to estimated other-than-temporary impairment of a corporate debt security classified as available for sale. The charges were recorded in net (loss) gain on securities transactions in the consolidated statements of income. Gross gains of $1.6 million and gross losses of $604,000 were realized on sales of trading securities and securities available for sale in 2000. Gross gains of $626,000 and gross losses of $37,000 were realized on sales of trading securities and securities available for sale in 1999. Gross gains of $668,000 and gross losses of $52,000 were realized on sales of trading securities and securities available for sale in 1998.

     During 1999, the Company transferred all investment securities held to maturity to securities available for sale. At the date of transfer, the amortized cost of investment securities held to maturity was approximately $112.9 million and the estimated fair value was approximately $117.7 million. The transfer was made for asset/liability management purposes and to allow the Company flexibility with certain tax planning strategies. The Company no longer maintains an investment securities held to maturity portfolio. There were no sales of investment securities held to maturity during 1999 or 1998.

     securities with a carrying value of approximately $170.3 million and $186.2 million at December 31, 2000 and 1999, respectively, were pledged as collateral to secure public deposits and borrowings from the U.S. Treasury. Securities with a carrying value of approximately $18.4 million and $36.1 million at December 31, 2000 and 1999, respectively, were pledged as collateral to secure repurchase agreements.

     The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate carrying value in excess of 10% of stockholders' equity at December 31, 2000:


                                                                  Approximate
                                              Amortized              Fair
                                                Cost                 Value
                                                ----                 -----
                                                      (In thousands)

Countrywide Mortgage-Backed Securities, Inc.  $7,150                7,022
GE Capital Mortgage Services, Inc.             7,563                7,402

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(4) Net Loans and Leases Receivable

     The  composition of the loan and lease  portfolio is as follows at December
     31:


                                                         2000            1999
                                                         ----            ----
                                                              (In thousands)
Loans secured by real estate:
  One-to-four family mortgages                         $ 104,430         83,949
  Commercial                                             100,769         79,349
  Agricultural                                            17,781         16,960
  Construction                                             3,363          2,286
  Home equity                                             31,009         25,183
                                                       ---------      ---------
                                                         257,352        207,727
                                                       ---------      ---------
Other loans and leases:
  Lease receivables                                       88,874         76,002
  Commercial                                              42,731         42,743
  Agricultural                                            17,507         17,252
  Manufactured housing                                    48,062         55,774
  Tax-exempt                                               8,003          6,116
  Consumer                                                76,219         57,944
                                                       ---------      ---------
                                                         281,396        255,831
                                                       ---------      ---------

Less:  Net deferred fees/costs
        and unearned discount                             (5,636)        (5,965)
       Allowance for loan and
        lease losses                                      (8,145)        (8,529)
                                                       ---------      ---------
         Net loans and leases receivable               $ 524,967        449,064
                                                       =========      =========


     Included in one-to-four family mortgages in the table above are $968,000 of residential mortgage loans considered held for sale at December 31, 2000. These loans are carried at the lower of aggregate cost or fair value.

     A summary of the activity in the allowance for loan and lease losses for the years ended December 31 is as follows:


                                                2000         1999         1998
                                                ----         ----         ----
                                                       (In thousands)
Balance at beginning of year                  $ 8,529        8,384        8,378
Provision for loan and lease losses             1,465        1,456          773
Charge-offs                                    (2,192)      (1,686)      (1,325)
Recoveries                                        343          375          558
                                              -------      -------      -------
Balance at end of year                        $ 8,145        8,529        8,384
                                              =======      =======      =======

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following table sets forth information with regard to non-performing loans at December 31:

                                                   2000        1999        1998
                                                   ----        ----        ----
                                                         (In thousands)
Loans in non-accrual status                       $4,415       5,212       3,996
Loans contractually past due
 90 days or more and still accruing
 interest                                            249         722       1,279
                                                  ------      ------      ------
    Total non-performing loans                    $4,664       5,934       5,275
                                                  ======      ======      ======


     There are no material commitments to extend further credit to borrowers with non-performing loans.

     Interest income not recognized on the above non-accrual loans was approximately $279,000, $164,000 and $318,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately $152,000, $244,000 and
     $71,000 of interest on the above non-accrual loans was collected and recognized as income during the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company had impaired loans of $3.4 million and $4.3 million at December 31, 2000 and 1999, respectively, for which the related allowance for loan losses was $686,000 and $1.0 million, respectively. As of December 31, 2000 and 1999, there were no impaired loans which did not have an allowance for loan losses. Average impaired loans were $3.8 million for 2000, $3.1 million for 1999, and $2.7 million for 1998. Interest income recognized on impaired loans was not significant for 2000, 1999 and 1998.

     Certain directors and executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization. The aggregate of such loans totaled less than 5% of total stockholders' equity at December 31, 2000 and 1999. (See also note 7)


(5) Premises and Equipment

     Premises and equipment are summarized as follows at December 31:


                                                         2000             1999
                                                         ----             ----
                                                             (In thousands)
Land                                                   $  1,109           1,109
Buildings and improvements                               11,928          11,591
Furniture, fixtures and equipment                         4,900           4,305
Construction-in-progress                                     48              71
                                                       --------        --------
                                                         17,985          17,076
Less accumulated depreciation                            (5,324)         (4,077)
                                                       --------        --------
    Total premises and equipment, net                  $ 12,661          12,999
                                                       ========        ========

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Land, buildings and improvements with a carrying value of approximately $4.8 million and $4.6 million at December 31, 2000 and 1999, respectively, are pledged to secure long-term borrowings. (See also note 8)


(6) Deposits

     The components of interest-bearing deposits are as follows at December 31:


                                                          2000             1999
                                                          ----             ----
                                                             (In thousands)
NOW accounts                                            $101,034          96,234
Savings accounts                                         129,290         136,150
Money market accounts                                     68,773          64,351
Time deposits of $100,000 or more                        142,240         184,594
Other time deposits                                      289,467         256,851
                                                        --------        --------
     Total                                              $730,804         738,180
                                                        ========        ========


     The approximate amount of contractual maturities of time deposit accounts for the years subsequent to December 31, 2000 are as follows:


       Years ending December 31,       (In thousands)
       -------------------------       --------------
                2001                      $306,159
                2002                       100,796
                2003                         9,450
                2004                         6,940
                2005                         7,168
                Thereafter                   1,194
                                          --------
                                          $431,707
                                          ========

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(7) Short-Term Borrowings

     Securities sold under agreements to repurchase generally mature within one to three days from the transaction date, however, certain agreements may be entered into for longer terms. The Company maintains effective control over the securities during the term of the agreement. Information concerning securities sold under agreements to repurchase for each of the last three years ended December 31 is summarized below:


                                                   2000        1999       1998
                                                   ----        ----       ----
                                                      (Dollars in thousands)
Balance at year-end                               $18,356     29,054     12,347
Average daily balance during the year              20,835     13,452     13,882
Maximum month-end balance during the year          37,221     29,054     18,068
Weighted-average interest rate at year-end           5.67%      5.62%      4.37%
Weighted-average interest rate during the year       5.70%      4.63%      4.86%


     The Company has entered into repurchase agreements with entities which have certain executive officers who are significant stockholders and directors of the Company. These repurchase agreements are entered into in the ordinary course of business at market terms. These repurchase agreements resulted in approximately $18.1 million and $14.4 million being owed to these entities at December 31, 2000 and 1999, respectively.

     The Company also periodically borrows short-term funds from the FHLB, the U.S. Treasury and other financial institutions. Information concerning other short-term borrowings for each of the last three years ended December 31 is summarized below:


                                                   2000        1999       1998
                                                   ----        ----       ----
                                                      (Dollars in thousands)
Balance at year-end                               $34,249        530        304
Average daily balance during the year              28,369      9,766      3,238
Maximum month-end balance during the year          57,246     33,211     17,910
Weighted-average interest rate at year-end           6.31%      4.54%      2.99%
Weighted-average interest rate during the year       6.70%      5.53%      5.23%


     The Company has two lines of credit, expiring in December 2001, which are available with the FHLB. The first is an overnight line of credit for approximately $46.9 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $46.9 million with interest based on existing market conditions. As of December 31, 2000, there was $7.7 million outstanding on the overnight line of credit. There were no amounts outstanding on these lines at December 31, 1999. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(8) Long-term Borrowings

     Long-term borrowings consist of a FHLB borrowing of approximately $1.2 million and $1.5 million at December 31, 2000 and 1999, respectively, which bears interest at 5.45% with monthly principal and interest payments due through 2003, and an Industrial Development Agency (IDA) note of approximately $4.5 million and $4.6 million at December 31, 2000 and 1999, respectively, which bears interest at a variable commercial paper rate, with payments due through 2025. The weighted-average interest rate on the IDA note was 7.01% during 2000, 5.43% during 1999, and 5.70% during 1998.

     The amount of principal payments due over the next five years (2001 through 2005) for long-term borrowings is $477,000, $504,000, $418,000, $90,000 and
     $100,000, with $4.1 million in principal payments due thereafter.


(9) Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures

     On June 14, 1999, the Company established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (9.57% and 8.26% for the December 31, 2000 and 1999 quarterly payments, respectively). The Company used the net proceeds from the sale of the capital securities for general corporate purposes and to provide a capital contribution of $15.0 million to the Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Parent Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the Bank. Accordingly, the Parent Company's ability to service the debentures is dependent upon the continued ability of the Bank to pay dividends. The capital securities are not classified as debt for financial statement purposes and therefore the expense associated with the capital securities is recorded as non-interest expense in the consolidated statements of income.


(10) Income Taxes

     The following is a summary of the components of income tax expense for the years ended December 31:


                                               2000          1999         1998
                                               ----          ----         ----
                                                       (In thousands)
Current tax expense (benefit):
     Federal                                 $ 1,124          (377)          864
     State                                        93            81           157
                                             -------       -------       -------
                                               1,217          (296)        1,021
Deferred tax expense                           1,316         2,447         1,585
                                             -------       -------       -------
                                             $ 2,533         2,151         2,606
                                             =======       =======       =======

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Income tax expense differs from the amount of tax determined by applying the Federal statutory income tax rate of 34% as a result of the following items:


                                                 2000        1999        1998
                                                 ----        ----        ----
                                                   (Dollars in thousands)
Tax expense at statutory rate                  $ 3,229       2,885       3,498
Tax-exempt income                                 (682)     (1,156)     (1,268)
State income tax, net of federal tax benefit       151         387         386
Other, net                                        (165)         35         (10)
                                               -------     -------     -------
     Actual tax expense                        $ 2,533       2,151       2,606
                                               =======     =======     =======
Effective tax rate                                26.7%       25.3%       25.3%
                                               =======     =======     =======


     The tax effects of temporary  differences and tax credit carryforwards that
     give  rise  to  significant   portions  of  the  deferred  tax  assets  and
     liabilities at December 31 are as follows:


                                                            2000           1999
                                                            ----           ----
                                                               (In thousands)
Deferred tax assets:
     Allowance for loan losses                            $  3,253        3,604
     Deferred compensation                                   1,465        1,775
     Writedowns of corporate debt securities                 1,328          599
     Pension and postretirement benefits                       327          343
     Accrued liabilities                                       199          190
     Alternative minimum tax credit carryforward             2,202        1,096
     New York State tax credit carryforward                    214          125
     Other                                                     321          555
                                                          --------     --------
           Gross deferred tax assets                         9,309        8,287
                                                          --------     --------
Deferred tax liabilities:
     Leases                                                (11,155)      (9,338)
     Deferred loan costs                                      (681)        (267)
     Other                                                    (153)         (46)
                                                          --------     --------
           Gross deferred tax liabilities                  (11,989)      (9,651)
                                                          --------     --------
                Net deferred tax liability                $ (2,680)      (1,364)
                                                          ========     ========


     In addition to the deferred tax assets and liabilities described above, the Company had a deferred tax liability of $189,000 and a deferred tax asset of $2.2 million at December 31, 2000 and 1999, respectively, related to the net unrealized gains and losses on securities available for sale.

                                                                     (Continued)

     As of December 31, 2000 and 1999, the Company had  alternative  minimum tax
     (AMT) credit carryforwards of $2.2 million and $1.1 million, respectively. AMT credits may be used indefinitely to reduce regular Federal income taxes to the extent regular Federal income taxes exceed the related alternative minimum tax otherwise due.

     As of December 31, 2000 and 1999, the Company had New York State tax credit carryforwards of $214,000 and $125,000, respectively. These credits may be used indefinitely to reduce New York State taxes due.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon management's consideration of the historical level of taxable income in prior years, estimates of future taxable income, the time period that the items giving rise to the deferred tax assets are expected to reverse, and available tax-planning strategies, a deferred tax asset valuation allowance was not considered necessary as of December 31, 2000 and 1999.


(11) Stock Option Plan

     During 1994, the Company established a Stock Option Plan (the Plan) which permits the issuance of options to employees. The Company has reserved 600,000 shares (adjusted for stock splits) of common stock for issuance under the Plan (as amended). As of December 31, 2000, 287,500 options have been granted. Stock options are non-transferable other than on death and have vesting periods ranging from six months to five years. The term of the options is ten years. A summary of the stock option activity follows:

                                              2000                       1999                       1998
                                     ----------------------     -----------------------     -----------------------
                                                  Weighted-                   Weighted-                   Weighted-
                                                  Average                     Average                     Average
                                      No. of      Exercise        No. of      Exercise       No. of       Exercise
                                      Options       Price         Options       Price        Options        Price
                                      -------       -----         -------       -----        -------        -----
Outstanding at January 1              116,679    $  11.73         126,931    $  11.58        114,000   $    7.37
    Granted                            77,500       12.60           3,000       15.38         62,000       16.42
    Exercised                              --          --          (8,752)       8.01        (44,069)       6.94
    Forfeited                         (16,500)      14.26          (4,500)      17.42         (5,000)      16.25
                                    ---------                  ----------                  ---------
Outstanding at December 31            177,679       11.87         116,679       11.73        126,931       11.58
                                    =========                  ==========                  =========
Exercisable at December 31             72,954        8.99          66,429        8.27         58,431        7.28
                                    =========                  ==========                  =========


                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following table summarizes information about the Company's stock options at December 31, 2000:

                                   Options Outstanding                              Options Exercisable
                      ------------------------------------------------         ---------------------------
                                        Weighted-
                                         Average             Weighted-                          Weighted-
   Range of                             Remaining             Average                            Average
   Exercise                            Contractual           Exercise                           Exercise
    Prices            Outstanding         Life                 Price           Exercisable        Price
    ------            -----------         ----                 -----           -----------        -----
 $    5.43               27,923            3.2 years        $   5.43              27,923       $   5.43
   9.38-10.50            37,756            5.7                  9.47              33,256           9.38
     12.75               64,000            9.2                 12.75                  --             --
  15.38-16.25            46,500            7.8                 16.22              11,400          16.24
     19.75                1,500            8.0                 19.75                 375          19.75
                     ----------                                                  -------
   5.43-19.75           177,679            7.1                 11.87              72,954           8.99
                     ==========                                                  =======


     All options have been granted at exercise prices equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation cost has been recognized in the consolidated financial statements with respect to options granted or exercised. Under the alternative fair-value-based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as compensation expense over the vesting period. The estimated weighted-average fair value of options granted in 2000, 1999 and 1998 was $3.33, $4.05 and $4.22, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 3.9%, 2.5% and 1.5%; expected volatility of 27.4%, 19.6% and 19.1%; risk free interest rate of 6.4%, 6.2% and 4.5%; expected option life of 7.0 years for each year; and estimated forfeiture rate of 20%, 10% and 10%. Pro-forma disclosures for the Company, assuming application of the fair value based method defined in SFAS No. 123 for options awarded in 1995 and later, are as follows:


                                               2000          1999          1998
                                               ----          ----          ----
Net income (in thousands):
    As reported                           $    6,963         6,335         7,681
    Pro-forma                                  6,907         6,305         7,656
Basic earnings per share:
    As reported                                 0.93          0.84          1.01
    Pro-forma                                   0.92          0.83          1.00
Diluted earnings per share:
    As reported                                 0.93          0.83          1.00
    Pro-forma                                   0.92          0.83          1.00

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(12) Employee Benefit Plans

     Employee Pension Benefits The Company has a noncontributory pension plan which covers substantially all full-time employees meeting certain eligibility requirements. The benefit formula is based upon a percentage of final average pay immediately prior to retirement. Plan benefits are funded through Company contributions at least equal to the amounts required by law. Plan assets are invested primarily in pooled investment funds.

     The following table provides a reconciliation of the changes in the plan's projected benefit obligation and fair value of the plan's assets for the years ended December 31, together with a reconciliation of the plan's funded status at December 31:

                                                                          2000       1999
                                                                          ----       ----
                                                                          (In thousands)
Reconciliation of projected benefit obligation:
     Projected benefit obligation at January 1                         $ 7,219      8,109
         Service cost                                                      499        476
         Interest cost                                                     549        532
         Benefits paid                                                    (884)      (885)
         Actuarial loss (gain)                                             252     (1,013)
                                                                       -------    -------
     Projected benefit obligation at December 31                         7,635      7,219
                                                                       -------    -------
Reconciliation of fair value of plan assets:
     Fair value of plan assets at January 1                              9,101      8,826
         Actual return on plan assets                                      (21)       527
         Benefits paid                                                    (884)      (885)
         Actuarial gain due to measurement date prior to December 31       206        633
                                                                       -------    -------
     Fair value of plan assets at December 31                            8,402      9,101
                                                                       -------    -------
Funded status:
     Funded status at December 31                                          767      1,882
     Unrecognized portion of net asset at transition                      (584)      (671)
     Unrecognized prior service cost                                        83         93
     Unrecognized net actuarial gain                                    (1,114)    (2,104)
                                                                       -------    -------
         Pension liability recognized in other liabilities             $  (848)      (800)
                                                                       =======    =======


                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The following table provides the components of net periodic pension cost for the years ended December 31:


                                                   2000        1999        1998
                                                   ----        ----        ----
                                                        (In thousands)
Service cost                                      $ 499         476         504
Interest cost                                       549         532         538
Expected return on plan assets                     (868)       (882)       (775)
Amortization of unrecognized
 net asset at transition                            (87)        (87)        (87)
Amortization of unrecognized
 prior service cost                                  10          11          10
Amortization of unrecognized
 net actuarial gain                                 (55)        (12)         --
                                                  -----       -----       -----
    Net periodic pension cost                     $  48          38         190
                                                  =====       =====       =====


     The unrecognized net asset at transition is being amortized over 21 years on a straight-line basis. Prior service costs are amortized on a straight-line basis over the average future service period of active plan participants. Actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized over the average remaining service period of active plan participants.

     The assumptions used in the measurement of the Company's projected benefit obligation are shown in the table below:


                                      2000        1999        1998
                                      ----        ----        ----
Discount rate                         7.50%       7.50%       6.50%
Expected return on plan assets        9.50        9.50        9.50
Rate of increase in future
 compensation levels                  4.00        4.00        4.00


     401(k) Plan

     The Company maintains a 401(k) plan which covers all employees who have met minimum eligibility requirements. As defined under the terms of the plan, participants may elect to defer a portion of their compensation through contributions to the plan. The Company makes matching contributions equal to 30% of the first 8% of the participant's contribution. The expense related to this plan amounted to $132,000 in 2000, $129,000 in 1999, and $90,000 in 1998.

     Incentive Plan

     The Company maintains an annual incentive plan for all employees with awards based on certain pre-determined criteria set by the Board of Directors. Employees can elect to contribute any portion of the incentive award to the 401(k) plan. The expense related to this plan amounted to $615,000 in 2000, $897,000 in 1999, and $858,000 in 1998.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Salary Continuation Agreements

     The Company also has salary continuation agreements with certain key officers and former officers. The Company had accrued $1.1 million and $1.8 million at December 31, 2000 and 1999, respectively, to reflect its liability under these agreements. The expense related to these agreements amounted to $210,000 in 2000, $260,000 in 1999, and $292,000 in 1998.

     In connection with these agreements, the Company has purchased life insurance on the related officers with the Company named as beneficiary. At December 31, 2000 and 1999, the cash surrender value of these policies was $2.0 million and $1.7 million, respectively, and is included in other assets in the consolidated balance sheets. The income recorded related to the cash surrender value of these policies was $265,000 in 2000, $270,000 in 1999, and $243,000 in 1998. The Company paid life insurance premiums of $176,000 in 2000, $187,000 in 1999, and $178,000 in 1998.


(13) Commitments and Contingent Liabilities

     Off-Balance Sheet Financing

     The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized on the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement by the Company.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the commitment to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Unless otherwise noted, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first or second lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

     Letters of credit and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Contract amounts of financial instruments that represent credit risk as of December 31 are as follows:


                                                          2000             1999
                                                          ----             ----
                                                              (In thousands)
Commitments to extend credit
 and unused lines of credit                              $28,747          40,137
Letters of credit and standby
 letters of credit                                         2,394             577
                                                         -------         -------
                                                         $31,141          40,714
                                                         =======         =======


     The Company does not currently utilize futures contracts, forwards (excluding forward sale commitments on residential mortgage loans), swaps, option contracts or other derivative instruments with similar characteristics.

     The Company generally enters into rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Company generally makes its determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Company is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale. In order to reduce the interest rate risk associated with residential mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan by loan basis.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Lease Commitments

     The Company leases certain branch facilities and office space under noncancelable operating leases. A summary of the future minimum commitments required under noncancelable operating leases as of December 31, 2000 are as follows:

    Years ending December 31,                  (In thousands)
              2001                                 $   880
              2002                                     773
              2003                                     550
              2004                                     535
              2005                                     460
           Thereafter                                4,094
                                                   -------
                                                    $7,292
                                                   =======

     Serviced Loans

     The total amount of loans serviced by the Company for unrelated third parties was approximately $25.1 million and $17.9 million at December 31, 2000 and 1999, respectively.

     Reserve Requirement

     The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of New York. The amount of this reserve requirement was approximately $4.2 million and $2.6 million at December 31, 2000 and 1999, respectively.

     Legal Proceedings

     The Company is, from time to time, a defendant in legal proceedings relating to the conduct of its business. In the best judgment of management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.


(14) Regulatory Matters

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on an institution's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banking institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Quantitative capital adequacy measures require banking institutions to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000 and 1999, the Company and the Bank met all capital adequacy requirements to which they were subject.

     As of December 31, 2000 and 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a banking institution must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. Actual capital amounts and ratios as of December 31 are presented in the table below.


                                     2000               1999            Minimum       Minimum Ratios
                              -----------------   -----------------    Ratios for       To Be Well
                                    Actual             Actual            Capital     Capitalized Under
                                    ------             ------           Adequacy     Prompt Corrective
                              Amount      Ratio   Amount      Ratio     Purposes     Action Provisions
                              ------      -----   ------      -----     --------     -----------------
                                               (Dollars in thousands)
Tier 1 Capital (to Total
 Adjusted Average Assets):
    Bank                     $59,669       6.4%   $54,904      6.3%       4.0%             5.0%
    Consolidated              62,518       6.7     58,240      6.6        4.0
Tier 1 Capital (to Risk
 Weighted Assets):
    Bank                      59,669       9.1     54,904      8.9        4.0             6.0
    Consolidated              62,518       9.3     58,240      9.4        4.0
Total Capital (to Risk
 Weighted Assets):
    Bank                      67,814      10.3     62,612     10.2        8.0             10.0
    Consolidated              70,663      10.6     65,985     10.7        8.0


     The approval of banking regulatory authorities is required before dividends paid by the Bank to the Parent Company during the year can exceed the retained net profit for the current year, plus the retained net profit for the preceding two years. As of December 31, 2000, the Bank could pay dividends of approximately $10.6 million to the Parent Company without prior regulatory approval.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(15) Earnings Per Share

     The following table provides the calculation of basic and diluted EPS for the years ended December 31:


                                                  2000        1999         1998
                                                  ----        ----         ----
                                                       (In thousands except
                                                           per share data)
Basic EPS
  Net income available to common
   shareholders                                   $6,963      $6,335      $7,681
                                                  ======      ======      ======
  Weighted-average common shares
   outstanding-basic                               7,492       7,571       7,625
                                                  ======      ======      ======
  Basic earnings per share                        $ 0.93      $ 0.84      $ 1.01
                                                  ======      ======      ======
Diluted EPS
  Net income available to common
   shareholders                                   $6,963      $6,335      $7,681
                                                  ======      ======      ======
  Weighted-average common shares
   outstanding-basic                               7,492       7,571       7,625
  Effect of dilutive securities:
       Stock options                                  17          35          48
                                                  ------      ------      ------
  Weighted-average common shares
   outstanding-diluted                             7,509       7,606       7,673
                                                  ======      ======      ======
  Diluted earnings per share                      $ 0.93      $ 0.83      $ 1.00
                                                  ======      ======      ======


     The weighted-average number of options excluded from the computation of diluted EPS during 2000 because the options' exercise price was greater than the average market price of the common stock for certain quarters during 2000 (anti-dilutive) was 128,535, with a weighted-average exercise price of $13.78. At December 31, 2000, options to purchase 149,756 shares of common stock at a weighted-average exercise price of $13.07 per share were outstanding and anti-dilutive.


(16) Fair Values of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and Cash Equivalents and Accrued Interest Receivable and Payable For these short-term instruments, the carrying value approximates fair value.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Securities

     Fair values for securities (including securities available for sale, investment securities held to maturity, if any, and trading securities, if any) are based on quoted market prices or dealer quotes, when available. When quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans

     The fair value of loans is determined by utilizing a discounted cash flow model which considers scheduled maturities, repricing characteristics, prepayment assumptions and interest cash flows. Cash flows are discounted using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

     Deposits

     The fair value of fixed maturity deposits is determined by utilizing a discounted cash flow model which considers scheduled maturities, repricing characteristics and interest cash flows. The discount rate is estimated using the rates currently offered for deposits with similar remaining maturities. NOW accounts, noninterest-bearing accounts, savings accounts and money market accounts are payable on demand, thus the carrying value approximates fair value. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

     Borrowings

     The fair value of borrowings has been estimated using discounted cash flow analyses that apply interest rates currently being offered for borrowings with similar terms.

     Guaranteed Preferred Beneficial Interests in company's Junior Subordinated Debentures Given the variable rate nature of this financial instrument, the carrying value approximates fair value.

     Commitments

     Fees charged for commitments to extend credit are not significant and are offset by associated credit risk with respect to certain amounts expected to be funded. Accordingly, the fair value of these financial instruments is not significant.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                 2000                   1999
                                          -------------------   -------------------
                                                    Estimated             Estimated
                                           Carrying    Fair     Carrying    Fair
                                            Amount     Value     Amount     Value
                                            ------     -----     ------     -----
                                                       (In thousands)
Financial assets:
     Cash and cash equivalents            $ 16,528     16,528     31,201     31,201
     Securities available for sale         365,409    365,409    387,765    387,765
     Net loans and leases receivable(1)    524,967    525,007    449,064    429,292
     Accrued interest receivable             6,661      6,661      6,281      6,281
Financial liabilities:
     Noninterest-bearing deposits           69,134     69,134     58,064     58,064
     Interest-bearing deposits             730,804    734,351    738,180    739,137
     Short-term borrowings                  52,605     52,563     29,584     29,584
     Long-term borrowings                    5,658      5,662      6,103      6,075
     Accrued interest payable                  613        613      2,964      2,964
     Guaranteed preferred beneficial
      interests in Company's
      junior subordinated debentures        18,000     18,000     18,000     18,000

-----------------

(1) Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying amounts.

     The reported fair values of financial instruments are based on a variety of factors. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(17) Parent Company Financial Statements

     The following presents the condensed balance sheets of the Parent Company at December 31, 2000 and 1999, and its condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

     Condensed Balance Sheets
     ------------------------
                                                            2000           1999
                                                            ----           ----
                                                               (In thousands)
Assets:
     Cash and cash equivalents                             $   195           614
     Securities available for sale                           1,533         1,273
     Premises and equipment, net                             4,294         4,566
     Investment in subsidiaries                             78,309        69,775
     Other assets                                            1,620         1,200
                                                           -------       -------
                                                           $85,951        77,428
                                                           =======       =======

Liabilities and stockholders' equity:
     Long-term borrowings                                    4,499         4,564
     Liability to trust subsidiary
      related to capital securities                         18,000        18,000
     Other liabilities                                         306           241
     Stockholders' equity                                   63,146        54,623
                                                           -------       -------
                                                           $85,951        77,428
                                                           =======       =======


     Condensed Statements of Income
     ------------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
                                                            (In thousands)
Income:
     Dividends from subsidiaries                    $5,270      4,134      4,031
     Interest income                                   141        115         74
     Net gain on securities transactions                --         --         20
     Other income                                      675        657        685
                                                    ------     ------     ------
         Total income                                6,086      4,906      4,810
                                                    ------     ------     ------
Expenses:
     Interest on long-term borrowings                  317        249        266
     Interest on liability to trust
      subsidiary related to capital
      securities                                     1,727        615         --
     Other                                             275        527        697
                                                    ------     ------     ------
         Total expenses                              2,319      1,391        963
                                                    ------     ------     ------
Income before equity in undistributed
 earnings of subsidiaries                            3,767      3,515      3,847
Equity in undistributed earnings
 of subsidiaries                                     3,196      2,820      3,834
                                                    ------     ------     ------
         Net income                                 $6,963      6,335      7,681
                                                    ======     ======     ======

                                                                     (Continued)

                      CNB FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


     Condensed Statements of Cash Flows
     ----------------------------------
                                                   2000         1999       1998
                                                   ----         ----       ----
                                                        (In thousands)
Increase (decrease) in cash and
 cash equivalents:
Cash flows from operating activities:
  Net income                                      $ 6,963      6,335      7,681
  Adjustments to reconcile net income
   to net cash provided by operating
     activities:
       Equity in undistributed earnings
        of subsidiaries                            (3,196)    (2,820)    (3,834)
       Depreciation and amortization                  276        284        266
       Accretion of discount on securities             (4)        --         --
       Net gain on securities transactions             --         --        (20)
       Net change in other assets and
        other liabilities                            (431)    (1,103)       (69)
                                                  -------    -------    -------
          Net cash provided by
           operating activities                     3,608      2,696      4,024
                                                  -------    -------    -------

Cash flows from investing activities:
     Purchases of securities available
      for sale                                         --     (1,797)        --
     Proceeds from sales of securities
      available for sale                               --         --        520
     Maturities and calls of securities
      available for sale                               --      1,000         --
     Purchases of premises and equipment               (4)       (55)      (162)
     Investment in bank subsidiary                     --    (15,000)        --
     Investment in non-bank subsidiaries               --       (720)        --
                                                  -------    -------    -------
           Net cash (used in) provided by
            investing activities                       (4)   (16,572)       358
                                                  -------    -------    -------

Cash flows from financing activities:
     Payments on long-term borrowings                 (65)       (66)       (60)
     Issuance of liability to trust
      subsidiary related to capital
      securities                                       --     18,000         --
     Dividends paid                                (2,996)    (2,799)    (2,516)
     Proceeds from issuance of shares
      for options and Dividend
      Reinvestment Plan                                --        605      1,019
     Purchases of treasury stock                     (962)    (1,385)    (3,455)
                                                  -------    -------    -------
           Net cash (used in) provided
            by financing activities                (4,023)    14,355     (5,012)
                                                  -------    -------    -------

Net (decrease) increase in cash
 and cash equivalents                                (419)       479       (630)
Cash and cash equivalents at
 beginning of year                                    614        135        765
                                                  -------    -------    -------
Cash and cash equivalents at end of year          $   195        614        135
                                                  =======    =======    =======