Form 10-Q
period 2001-03-31
CNB FINANCIAL CORP /NY/
filed 2001-05-15
CIK 883756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the Quarterly period ending March 31, 2001

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

           Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of shares outstanding
             Class                             on April 30, 2001
             -----                             -----------------

     Common Stock, $1.25 par value                 7,473,674

PART I. FINANCIAL INFORMATION                                              Page
                                                                          ------
  Item 1. Consolidated Interim Financial Statements and Notes (Unaudited)

          1. Consolidated Balance Sheets ................................     3

          2. Consolidated Statements of Income ..........................     4

          3. Consolidated Statements of Cash Flows ......................     5

          4. Notes to Unaudited Consolidated Interim Financial Statements  6-10

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............... 10-27

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .... 27-29


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings .............................................    30

  Item 2. Changes in Securities and Use of Proceeds .....................    30

  Item 3. Defaults Upon Senior Securities ...............................    30

  Item 4. Submission of Matters to a Vote of Security Holders ...........    30

  Item 5. Other Information .............................................    30

  Item 6. Exhibits and Reports on Form 8-K ..............................    30


SIGNATURES ..............................................................    31

                          Part 1. Financial Information

Item 1. Consolidated Financial Statements


                      CNB Financial Corp. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                      March 31,    December 31,
                                                        2001           2000
                                                      --------     ------------
Assets                                               (Unaudited)

Cash and due from banks ...........................   $ 15,725       $ 16,528
Federal funds sold ................................      3,700             --
                                                      --------       --------
      Cash and cash equivalents ...................     19,425         16,528
                                                      --------       --------
Trading securities ................................      6,994             --
Securities available for sale, at fair value ......    372,090        365,409
Net loans & leases receivable .....................    523,107        524,967
Accrued interest receivable .......................      6,235          6,661
Premises and equipment, net .......................     12,351         12,661
Other real estate owned and repossessed assets ....      1,102          1,134
Goodwill, net .....................................     17,804         18,135
Other assets ......................................      5,256          5,845
                                                      --------       --------
                                                      $964,364       $951,340
                                                      ========       ========

Liabilities, Guaranteed Preferred Beneficial
Interests in Company's Junior Subordinated
Debentures and Stockholders' Equity

Noninterest-bearing deposits ......................   $ 65,458       $ 69,134
Interest-bearing deposits .........................    764,106        730,804
                                                      --------       --------
      Total deposits ..............................    829,564        799,938
                                                      --------       --------
Short-term borrowings:
  Securities sold under agreements to repurchase ..     23,469         18,356
  Borrowings from the Federal Home Loan Bank
    of New York ...................................      8,560         33,725
  Borrowings from the U.S. Treasury ...............        251            524
                                                      --------       --------
      Total short-term borrowings .................     32,280         52,605
                                                      --------       --------
Long-term borrowings ..............................      5,560          5,658
Other liabilities .................................     13,712         11,993
                                                      --------       --------
      Total liabilities ...........................    881,116        870,194
                                                      --------       --------
Guaranteed preferred beneficial interests in
  Company's junior subordinated debentures
  ("Capital Securities") ..........................     18,000         18,000
                                                      --------       --------
Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares
  authorized (7,805,098 issued at March 31, 2001
  and 7,805,107 issued at December 31, 2000) ......      9,756          9,756
Additional paid-in capital ........................      6,202          6,202
Retained earnings .................................     53,576         52,232
Accumulated other comprehensive income ............      1,201            443
Treasury stock, at cost (331,424 shares at March
  31, 2001 and 331,424 at December 31, 2000) ......     (5,487)        (5,487)
                                                      --------       --------
      Total stockholders' equity ..................     65,248         63,146
                                                      --------       --------
        Total liabilities, guaranteed preferred
          beneficial interests in Company's junior
          subordinated debentures and stockholders'
          equity ..................................   $964,364       $951,340
                                                      ========       ========

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                     For the three months ended,
                                                     ---------------------------
                                                      March 31,       March 31,
                                                        2001            2000
                                                     -----------     -----------
                                                             (Unaudited)
Interest and dividend income:
  Loans & leases, including fees ..................   $10,933         $ 9,650
  Securities:
    Taxable .......................................     6,125           6,483
    Nontaxable ....................................       197             751
  Federal funds sold and other ....................        20              87
                                                       ------          ------
                                                       17,275          16,971
                                                       ------          ------
Interest expense:
  Deposits ........................................     8,693           7,971
  Short-term borrowings ...........................       561             380
  Long-term borrowings ............................        85              93
                                                       ------          ------
                                                        9,339           8,444
                                                       ------          ------
  Net interest income .............................     7,936           8,527
Provision for loan and lease losses ...............       260             420
                                                       ------          ------
  Net interest income after provision for loan
    and lease losses ..............................     7,676           8,107
                                                       ------          ------
Non-interest income:
  Service charges on deposit accounts .............       633             580
  Net gain on securities transactions .............       640             319
  Other ...........................................       472             502
                                                       ------          ------
                                                        1,745           1,401
                                                       ------          ------
Non-interest expenses:
  Salaries and employee benefits ..................     2,666           2,677
  Occupancy and equipment .........................       811             697
  Data processing .................................       714             651
  Professional fees ...............................       189             212
  Advertising and marketing .......................       104             163
  Postage and courier .............................       170             155
  Office supplies and stationery ..................       174             158
  Other real estate owned and repossessed assets ..        97             233
  Goodwill amortization ...........................       332             332
  Capital securities ..............................       427             415
  Other ...........................................       778             848
                                                       ------          ------
                                                        6,462           6,541
                                                       ------          ------
Income before income tax expense and cumulative
  effect of a change in accounting principle ......     2,959           2,967
Income tax expense ................................       848             783
                                                       ------          ------
Net income before cumulative effect of a change
  in accounting principle .........................     2,111           2,184
Cumulative effect of a change in accounting
  principle due to the adoption of Statement
  of Financial Accounting Standards No. 133
  "Accounting for Derivative Instruments and
  Hedging Activities" .............................       (95)             --
                                                       ------          ------
               Net income .........................    $2,016          $2,184
                                                       ======          ======
Earnings per share:
  Basic - Before cumulative effect of a change
    in accounting principle .......................    $ 0.28          $ 0.29
  Cumulative effect of a change in accounting
    principle .....................................     (0.01)             --
                                                       ------          ------
  Basic ...........................................    $ 0.27          $ 0.29
                                                       ======          ======
  Diluted - Before cumulative effect of a change
    in accounting principle .......................    $ 0.28          $ 0.29
  Cumulative effect of a change in accounting
    principle .....................................     (0.01)             --
                                                       ------          ------
  Diluted .........................................    $ 0.27          $ 0.29
                                                       ======          ======

See accompanying notes to unaudited consolidated interim financial statements.

                      CNB Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                     For the three months ended,
                                                     ---------------------------
                                                      March 31,       March 31,
                                                        2001            2000
                                                     -----------     -----------
                                                             (Unaudited)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income .......................................   $ 2,016         $ 2,184
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................       703             678
      Provision for loan losses ....................       260             420
      Cumuluative effect of a change in accounting
        principle ..................................        95              --
      Net gain on securities transactions ..........      (640)           (319)
      Net loss on sales and writedowns of other
        real estate owned and repossessed assets ...         2              63
      Loans originated and held for sale ...........    (3,234)             --
      Net gain on sales of loans held for sale .....       (67)             --
      Proceeds from sales of loans held for sale ...     3,885              --
      Purchases of trading securities ..............    (2,948)             --
      Proceeds from maturities of trading securities        58              --
      Decrease (increase) in accrued interest
        receivable .................................       426            (592)
      Net change in other assets and other
        liabilities ................................     1,697             225
                                                       -------         -------
        Net cash provided by operating activities ..     2,253           2,659
                                                       -------         -------
Cash flows from investing activities:
  Purchases of securities available for sale .......   (70,812)        (45,613)
  Proceeds from sales of securities available
    for sale .......................................    23,815          19,415
  Proceeds from maturities and calls of securities
    available for sale .............................    38,126           7,733
  Net loans repaid by (made to) customers ..........       410         (19,972)
  Proceeds from sales of other real estate owned and
    repossessed assets .............................       636             669
  Purchases of premises and equipment ..............       (62)           (458)
                                                       -------         -------
        Net cash used in investing activities ......    (7,887)        (38,226)
                                                       -------         -------
Cash flows from financing activities:
  Net increase in deposits .........................    29,626          19,919
  Net (decrease) increase in short-term borrowings .   (20,325)          1,434
  Payments on long-term borrowings .................       (98)            (93)
  Dividends paid ...................................      (672)           (678)
  Purchases of treasury stock ......................        --            (410)
                                                       -------         -------
        Net cash provided by financing activities ..     8,531          20,172
                                                       -------         -------
Net increase (decrease) in cash and cash equivalents     2,897         (15,395)
Cash and cash equivalents at beginning of period ...    16,528          31,201
                                                       -------         -------
Cash and cash equivalents at end of period .........   $19,425         $15,806
                                                       =======         =======

Supplemental non-cash activity:

During the quarter end March 31, 2001, the Company transferred $3.804 million of securities avialable for sale to trading securities. At the time of transfer, the securities amortized cost approximated fair value.


See accompanying notes to unaudited consolidated interim financial statements.

                               CNB Financial Corp.
          Notes to Unaudited Consolidated Interim Financial Statements


1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

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

     The following table provides the calculation of basic and diluted EPS for the three months ended March 31:

                                        Three Months Ended 3/31/01   Three Months Ended 3/31/00
                                        --------------------------   --------------------------
                                                 Weighted     Per             Weighted     Per
                                         Net      Average    Share    Net      Average    Share
(in thousands, except per share data)   Income    Shares    Amount   Income    Shares    Amount
-------------------------------------   ------   --------   ------   ------   --------   ------
Basic EPS:
  Net income available to common
    stockholders before cumulative
    effect of a change in accounting
    principle .......................   $2,111     7,474    $ 0.28   $2,184     7,533    $ 0.29

  Cumulative effect change of a
    accounting principle ............      (95)    7,474    $(0.01)      --        --        --
                                        ------     -----    ------   ------     -----    ------
Basic EPS ...........................   $2,016     7,474    $ 0.27   $2,184     7,533    $ 0.29
                                        ======     =====    ======   ======     =====    ======

                                        Three Months Ended 3/31/01   Three Months Ended 3/31/00
                                        --------------------------   --------------------------
                                                 Weighted     Per             Weighted     Per
                                         Net      Average    Share    Net      Average    Share
(in thousands, except per share data)   Income    Shares    Amount   Income    Shares    Amount
-------------------------------------   ------   --------   ------   ------   --------   ------
Dilutive EPS:
  Net income available to common
    stockholders before cumulative
    effect of a change in accounting
    principle .......................   $2,111     7,474    $ 0.28   $2,184     7,533    $ 0.29

  Cumulative effect change of a
    accounting principle ............      (95)    7,474    $(0.01)      --        --        --
                                        ------     -----    ------   ------     -----    ------
Net income available to
  common stockholders ...............   $2,016     7,474    $ 0.27   $2,184     7,533    $ 0.29

Effect of dilutive securities:
  Stock options .....................       --        21        --       --        26        --
                                        ------     -----    ------   ------     -----    ------
Diluted EPS .........................   $2,016     7,495    $ 0.27   $2,184     7,559    $ 0.29
                                        ======     =====    ======   ======     =====    ======

     The weighted-average number of options excluded from the computation of diluted EPS during the quarter ended March 31, 2001 because the options' exercise price was greater than the average market price of the common stock for the quarter ended March 31, 2001 was 123,156, with a weighted-average exercise price of $13.98. At March 31, 2001, options to purchase 43,500 shares of common stock at a weighted-average exercise price of $16.37 per share were outstanding and anti-dilutive.

3.   Recent Accounting Pronouncements:

     FASB Statement 133

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income, other comprehensive income and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

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

     As of January 1, 2001, the Company held certain debt securities with embedded derivative instruments. The purpose of these embedded derivatives was to hedge against the exposure associated with certain of the Company's variable rate debt securities that would experience a decrease in interest payments in a falling interest rate environment. As of January 1, 2001, management determined that these embedded derivatives qualified for hedge accounting treatment under SFAS No. 133 using the cash flow hedging model. Accordingly, to the extent that this cash flow hedge was effective, the embedded derivatives were recorded at their estimated fair value with the fair value adjustment, net of tax, included in stockholders' equity as a component of accumulated other comprehensive income or loss. However, any ineffectiveness of this cash flow hedge would result in recognizing a corresponding portion of the estimated fair value adjustment in current earnings. In addition, if the cash flows resulting from the embedded derivatives changed by less than 80% or more than 125% of the change in the cash flows from the hedged items, the hedge would no longer be considered effective and the entire fair value adjustment related to the embedded derivatives would be recorded as an adjustment to current earnings. As of January 1, 2001, the amortized cost and estimated fair value of the debt securities with the embedded derivatives amounted to approximately $3.833 million and $3.410 million, respectively. At January 1, 2001, management considered the embedded derivatives to be highly effective in hedging changes in the cash flows associated with the hedged items and, accordingly, there was no effect on the Company's results of operations from the adoption of SFAS No. 133 with respect to these embedded derivatives.

     During the three months ended March 31, 2001, the Company discontinued the cash flow hedge noted above. The cash flow hedge was discontinued at a time when the amortized cost of the debt securities with the embedded derivatives approximated fair value ($3.804 million). The debt securities with the embedded derivatives were concurrently transferred from securities available for sale to trading securities, with subsequent changes in the fair value of the debt securities recorded in net gain on securities transactions in the consolidated statement of income for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company purchased an additional $2.948 million of debt securities with similar embedded derivatives, which were classified as trading securities at purchase. As a result of the decreasing rate environment during the three months ended March 31, 2001, the Company recognized $241,000 in fair value appreciation from these trading securities in net gain on securities transactions. Management provides reports regarding the debt securities with embedded derivatives to the Company's Board of Directors on a monthly basis.

     The Company also has certain other embedded derivative instruments related to a deposit product and two debt securities that have costs and returns linked to the performance of the NASDAQ 100 index. Management has determined that these debt securities and the deposit product do not qualify for hedge accounting under SFAS No. 133. The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. This transition adjustment (net of tax) is reflected in the consolidated statement of income for the three months ended March 31, 2001 as the cumulative effect of a change in accounting principle.

     As of March 31, 2001, the total amortized cost and estimated fair value of these two debt securities (including the embedded derivatives, which are classified in the consolidated balance sheet with the underlying host instrument) is $7.000 million and $6.598 million, respectively. The securities' rate of return is based on an original NASDAQ 100 index value, with the index value resetting annually over a five-year period. The rate of return is capped on these debt securities as follows: $3.000 million have a 35% annual rate of return cap and $4.000 million have a 25% annual rate of return cap. The $4.000 million security has a guaranteed rate of return of 2% regardless of the performance of the NASDAQ 100 index over its five-year period. The securities are scheduled to mature in 2005 and the Company is guaranteed to receive the face value of the securities at maturity. These two debt securities are valued similar to zero coupon bonds coupled with the value of NASDAQ 100 futures contracts. The primary purpose of these debt securities is to provide a certain level of hedging related to a deposit product the Company offered in 2000 that has similar characteristics to the bonds.

     As of March 31, 2001, the face value of the NASDAQ 100 deposit product was $1.402 million, with an estimated fair value (including the embedded derivative, which is classified in the consolidated balance sheet with the underlying host instrument ) of $1.189 million. The NASDAQ 100 deposit product is a five year certificate of deposit with a maturity date in July 2005. The deposit's interest rate is based on an original NASDAQ 100 index value, with the index value resetting annually over a five-year period. The maximum annual interest rate is 20%, and the Company has guaranteed the return of the original deposit balance to the customer (i.e. the minimum rate for the five period cannot be negative). The Company does not currently offer the NASDAQ 100 deposit product. However, it may again offer this product if market conditions warrant.

     During the three months ended March 31, 2001, the Company recorded a $92,000 net loss related to the adjustment of the embedded derivatives to estimated fair value, which was recorded in net gain on securities transactions on the consolidated statement of income. As of March 31, 2001, the estimated fair value of the embedded derivatives related to the debt securities and time deposit product linked to the NASDAQ 100 index was $691,000 and $143,000, respectively. As of January 1, 2001, the estimated fair value of the embedded derivatives related to the debt securities and time deposit product linked to the NASDAQ 100 index was $800,000 and $160,000, respectively. These embedded derivatives may result in increased volatility in net income on an ongoing basis based on movements in the NASDAQ 100 index. Management provides reports regarding the embedded derivatives related to the NASDAQ 100 index to the Company's Board of Directors on a monthly basis.

4. Comprehensive Income - Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in stockholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in stockholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     Total comprehensive income for the three months ended March 31, 2001 and 2000 was $2.774 million and $1.300 million, respectively.


     Item 2: Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

General
-------

CNB Financial Corp. (the Company) is a one-bank holding company, registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of New York and became a bank holding company on January 5, 1993 through the consummation of a reorganization plan with Central National Bank, Canajoharie, (the Bank) which became the wholly owned subsidiary of the Company. The Company maintains its headquarters in Canajoharie, New York. The principal business of the Company is to provide, through the Bank, comprehensive banking services through its network of twenty nine branches and two financial services centers located in Central New York in the counties of Montgomery, Fulton, Chenango, Herkimer, Oneida, Otsego, Schoharie, Saratoga and Schenectady. In 1996, Central Asset Management, Inc. (CAM) was formed as a second subsidiary of the Company. The main business activity of CAM is to offer investment management services for a fee to a focused customer base of high net worth individuals and businesses.

The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in mortgage loans, consumer loans and leases, commercial and agricultural loans, and government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily deposits and borrowings. Net income is also affected by other operating income, such as fees on deposit related services, loan servicing income, and fiduciary activities; other operating expenses, such as salaries and benefits, occupancy expenses, and data processing expense; the provision for loan and lease losses; and federal and state income taxes.

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

Forward Looking Statements

The Company may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission (SEC) (including this quarterly report on Form 10-Q and the Exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


Results of Operations
---------------------

The following table shows selected ratios for the period ended or at the dates indicated:

                                          Three months              Three months
                                              ended     Year ended,     ended
                                            March 31,  December 31,   March 31,
                                            2001 (1)       2000       2000 (1)
                                          ------------ ------------ ------------
Return on average assets .................    0.86%        0.74%        0.95%
Return on average assets - core cash (2) .    0.98%        0.96%        1.03%
Return on average equity .................   12.66%       12.52%       15.86%
Return on average equity - core cash (2) .   14.51%       16.17%       17.30%
Non-interest expenses to average assets ..    2.74%        2.72%        2.83%
Efficiency ratio (3) .....................   67.26%       63.47%       62.98%

(1)  Where appropriate, ratios have been annualized

(2) - Core cash earnings, as reported by the Company, excludes goodwill amortization, write-downs taken for the other-than-temporary impairment on corporate debt securities, and the transition adjustment for the cumulative effect change in accounting principle.

(3) Equals non-interest expense less goodwill amortization expense divided by net interest income (FTE) plus other income (excluding net gains or losses on securities transactions).

Core cash earnings, which excludes the amortization of goodwill and a charge taken for changes in accounting standards, for the quarter ended March 31, 2001 decreased 3% to $0.31 diluted earnings per share, or $2.311 million, from $0.32 diluted earnings per share, or $2.383 million for the same period in 2000.
Diluted earnings per share before a charge taken for changes in accounting standards, stated in accordance with generally accepted accounting principles, which includes the effect of goodwill amortization, decreased to $0.28 diluted earnings per share, or $2.111 million for the quarter ended March 31, 2001, from $0.29 diluted earnings per share, or $2.184 million for the same period in 2000. Diluted earnings per share after a $95,000 after-tax charge taken for changes in accounting standards were $0.27, or $2.016 million, down from $0.29 diluted earnings per share, or $2.184 million for the same period in 2000.

Net interest income on a fully tax-equivalent (FTE) basis was $8.009 million for the quarter ended March 31, 2001, down $768,000 from the $8.777 million for the same period in 2001. The Company's net interest margin declined 41 basis points, from 4.01% for the quarter ended March 31, 2000 to 3.60% for the same period in 2001. Interest rates rose rapidly in the first six months of 2000 decreasing the Company's net interest margin. However, due to the decrease in interest rates that occurred in the first quarter of 2001, the Company anticipates an increase in its net interest margin. The Company's net interest margin increased 17 basis points from 3.43% for the quarter ended December 31, 2000 to 3.60% for the quarter ended March 31, 2001. For more information regarding the Company's net interest income, refer to the section in Management's Discussion and Analysis highlighted as "Net Interest Income" and the table of "Average Balances/Net Interest Margin".

The provision for loan and lease losses was $260,000 for the quarter ended March 31, 2001, down $160,000 from the $420,000 provided in the same period in 2000. The decrease in the provision resulted primarily from a decrease in net charge-offs, from $334,000 for the quarter ended March 31, 2000 to $128,000 for the same period in 2001. In addition, non-performing loans decreased slightly, from $4.664 million at December 31, 2000 to $4.561 million at March 31, 2001. Lastly, net loans and leases decreased from $533.112 million at December 31, 2000 to $531.384 million at March 31, 2001.

Total non-interest income increased $344,000, from $1.401 million for the quarter ended March 31, 2000 to $1.745 million for the same period in 2001. Net gains on securities transactions increased $321,000, from $319,000 for the quarter ended March 31, 2000 to $640,000 for the same period in 2001. Included in net gain on securities transactions is $241,000 in net unrealized gains on trading securities. During the first quarter of 2001, the Company transferred $3.804 million in debt securities with embedded derivative instruments whose amortized cost approximated fair value from available for sale to trading. The purpose of these debt securities with embedded derivatives was to hedge against the exposure associated with certain of the Company's variable rate debt securities that would experience a decrease in interest payments in a falling interest rate environment. During the first quarter 2001, the Company discontinued this cash flow hedge which was established as of January 1, 2001. The Company elected to transfer these debt securities to trading and subsequently record the fair value market change of these securities through net gain on securities transactions in the consolidated statement of income. During the quarter ended March 31, 2001, the Company purchased an additional $2.948 million in similar type securities, which were classified as trading as well. As a result of the decreasing rate environment for the quarter ended March 31, 2001, the Company recognized $241,000 in unrealized market value appreciation from these trading securities. The Company wishes to caution readers that these trading securities are sensitive to changes in short-term interest rates. Rapid changes in short term-interest rates will result in increased volatility in the market value change of these securities which will have an impact on net income and stockholders' equity on an ongoing basis. See also Note 3 to the Unaudited Consolidated Interim Financial Statements.

Also included in the $640,000 net gain on securities transactions is a $92,000 loss from embedded derivatives related to a time deposit product and certain debt securities that have costs and returns linked to an equity index. The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133, the Company recorded a charge to current earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at their respective estimated fair values on January 1, 2001. This reduction in net income is reflected in the Company's consolidated statement of income as the cumulative effect of a change in accounting principle. The equity-linked indexed securities and related time deposit product returns are based on the performance of the NASDAQ 100 index, which may result in increased volatility in the market value change of these equity-linked indexed securities and related time deposit product. See also Note 3 to the Unaudited Consolidated Interim Financial Statements. Lastly, the Company recognized $491,000 in net gains on securities transactions that resulted from the sale of $23.815 million in securities available for sale.

Service charges on deposit accounts increased 9.1%, from $580,000 for the quarter ended March 31, 2000 to $633,000 for the same period in 2001. The increase in service charges on deposit accounts was due to an increase in the number of ATMs the Company operates and an increase in the number of demand deposit accounts the Company services due to its recent market expansion. Other income decreased $30,000, from $502,000 for the quarter ended March 31, 2000 to $472,000 for the same period in 2001. The decrease in other income resulted primarily from the sale of the Company's merchant processing business during the quarter ended June 30, 2000. Merchant processing revenues for the quarter ended March 31, 2000 were $75,000. In addition, fiduciary and asset management revenues decreased $39,000 for the quarter ended March 31, 2001 when compared to the same period in 2000. Offsetting these other income items were increases in title insurance commissions (the Company began offering this service to mortgage customers in the first quarter of 2000) of $24,000, and an increase in mortgage banking activities of $40,000.

Non-interest expenses decreased $79,000, from $6.541 million for the quarter ended March 31, 2000 to $6.462 million for the same period in 2001. Salaries and employee benefits totaled $2.666 million for the quarter ended March 31, 2001, down $11,000 from the same period in 2000. The decrease in salaries and benefits can be primarily attributed to an increase in loan origination activity, as salaries and benefits deferrals associated with loan origination activity increased $183,000 for the quarter ended March 31, 2001 when compared to the same period in 2000. Partially offsetting this decrease was a $126,000 increase in salaries and a $75,000 increase in pension expense due primarily to the branch expansion activity in 2000 and the hiring of key officers in the fourth quarter of 2000 and first quarter of 2001. Occupancy and equipment increased from $697,000 for the quarter ended March 31, 2000 to $811,000 for the same period in 2001. The increase in occupancy and equipment is primarily attributed to the opening of two new branches that occurred in February and August of 2000. Advertising and marketing decreased $59,000 in the quarter ended March 31, 2001 when compared to the same period in 2000 due primarily to marketing campaigns the Company deployed in newly entered markets in the first quarter of 2000.

Other real estate owned and repossessed assets expense decreased $136,000 for the quarter ended March 31, 2001 when compared to the same period in 2000, due primarily to a $61,000 decrease in net losses on sales and write-downs of other real estate owned and repossessed assets and a $48,000 decrease in repossession expenses for manufactured homes.

Other expenses decreased from $848,000 for the quarter ended March 31, 2000 to $778,000 for the same period in 2001. The decrease in other expenses is due primarily to a decrease in residual losses on the sale of terminated leased vehicles amounting to $47,000. A charge of $595,000 was taken to increase the reserve for residual losses on auto leases in the fourth quarter of 2000. The provision for residual losses on auto leases in the fourth quarter reflected weak business conditions in the used automobile market which management believes has resulted in a decline in residual values that is other-than-temporary. Management believes that as of March 31, 2001, the reserve for residual losses on auto leases is adequate, and the estimated other-than-temporary impairment of lease residual values has been appropriately recorded. While management uses available information with respect to estimating the necessary level of reserve, changes in economic conditions and other factors may occur that would result in additional estimated other-than-temporary impairment on lease residual values.

The Company is currently in negotiations to acquire an insurance agency and financial services company located in its market area. The Company anticipates too close on the acquisition in June or July of 2001. The acquisition of the insurance agency and financial services company should increase other income and non-interest expenses in subsequent periods.

Net Interest Income

(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

Net Interest Income FTE Basis

Net interest income on a FTE basis was $8.009 million for the quarter ended March 31, 2001, down $768,000 from the $8.777 million recognized in the same period in 2000. The Company's net interest margin decreased from 4.01% for the quarter ended March 31, 2000 to 3.60% for the same period in 2001. The decline in net interest margin can be primarily attributed to the Company's liability sensitivity, which means interest-bearing liabilities re-price faster than interest earning assets. In a rising rate environment, the Company's cost of funds will increase faster than its yield on interest earning assets. Interest rates rose rapidly in the first six months of 2000 decreasing the Company's net interest margin. However, due to the decrease in interest rates that occurred in the first quarter of 2001, the Company anticipates an increase in its net interest margin. The Company's net interest margin increased 17 basis points from 3.43% for the quarter ended December 31, 2000 to 3.60% for the quarter ended March 31, 2001.

Earning Assets

Total average earning assets increased $14.658 million, from $875.949 million for the quarter ended March 31, 2000 to $890.607 million for the same period in 2001. Average loan and leases receivable increased $66.323 million (14.2%), from $466.888 million for the quarter ended March 31, 2000 to $533.211 million for the same period in 2001. Offsetting this increase in average loan and leases receivable were decreases in average tax-exempt securities of $38.074 million and average taxable securities of $8.998 million during the quarter ended March 31, 2001 when compared to the same period in 2000. The yield on average earning assets decreased 7 basis points (bp), from 7.86% for the quarter ended March 31, 2000 to 7.79% for the same period in 2001. The decrease in yield on average earning assets resulted primarily from a decrease in yield on average taxable securities of 23 bp and average other loans of 17 bp which represent 38% and 31% of average earning assets for the quarter ended March 31, 2001, respectively.

Loans and leases receivable

Average loans and leases receivable increased $66.323 million (14.2%), from $466.888 million for the quarter ended March 31, 2000 to $533.211 million for the same period in 2000. The yield earned on average loans and lease decreased 6 bp, from 8.28% for the quarter ended March 31, 2000 to 8.22% for the same period in 2001. Average loans secured by real estate increased $45.315 million (21.4%), from $212.099 million for the quarter ended March 31, 2000 to $257.414 million for the same period in 2001. The yield on average loans secured by real estate increased 4 bp, from 8.33% for the quarter ended March 31, 2000 to 8.37% for the same period in 2001. Average loans secured by one-to-four family real estate increased $20.388 million (23.8%), from $85.601 million for the quarter ended March 31, 2000 to $105.989 million for the same period in 2001. The increase in average one-to-four family real estate loans can be primarily attributed to the Company's market expansion and efforts to grow the product through an increase in mortgage originators. An additional factor contributing to the increase in average one-to-four family real estate loans was a new adjustable rate mortgage product the Company offered in 2000 which is competitive in a rising interest rate environment. The Company maintains adjustable rate mortgage products in its loan portfolio. The Company anticipates an increase in its one-to-four family real estate loan origination volume in the near term. However, due to the current low interest rate environment, the Company anticipates a majority of the volume will be fixed rate mortgage products that will be sold on the secondary market limiting growth in average one-to-four family real estate loans.

Average commercial real estate loans increased $17.596 million, from $82.531 million for the quarter ended March 31, 2000 to $100.127 million for the same period in 2001. The yield on commercial real estate loans increased 10 bp, from 8.79% for the quarter ended March 31, 2000 to 8.89% for the same period in 2001. Other loans increased $21.008 million, from $254.789 million for the quarter ended March 31, 2000 to $275.797 million for the same period in 2001. The yield on other loans decreased 17 bp, from 8.25% for the quarter ended March 31, 2000 to 8.08% for the same period in 2001. Average consumer loans, which are comprised mainly of leases and new and used automobiles, increased $17.656 million, from $61.959 million for the quarter ended March 31, 2000 to $79.615 million for the same period in 2001. The yield on consumer loans decreased 42 basis points, from 8.59% for the quarter ended March 31, 2000 to 8.17% for the same period in 2001. Average lease receivables, which are comprised of automobile loans, increased $8.892 million, from $70.207 million for the quarter ended March 31, 2000 to $79.099 million for the same period in 2001. The yield on lease receivables decreased 33 basis points, from 7.01% for the quarter ended March 31, 2000 to 6.68% for the same period in 2001. The decrease in yield on consumer loans and lease receivables is due primarily to the Company's focus on limiting its credit risk and originating consumer loans with higher credit quality, which results in lower rates. The primary reason for the increase in the average balances of commercial real estate, consumer loans, and lease receivables is the Company's market expansion activities that occurred in late 1999 through 2000.

Securities

Average taxable securities decreased $8.998 million, from $347.795 million for the quarter ended March 31, 2000 to $338.797 million for the same period in 2001. The decrease in average taxable securities resulted primarily from US agency securities, decreasing $8.277 million, from $65.055 million for the quarter ended March 31, 2000 to $56.778 million for the same period in 2001. The yield on taxable securities decreased from 7.46% for the quarter ended March 31, 2000 to 7.23% for the same period in 2001. The decrease in yield during the periods resulted primarily from US agency securities and collateralized mortgage obligations (CMOs). The yield on US agency securities and CMOs decreased from 7.53% and 7.78% for the quarter ended March 31, 2000 to 7.35% and 7.54%, respectively, for the same period in 2001. The decrease in yield on US agency securities resulted primarily from callable US agency securities that were called in the first quarter of 2001 due to falling interest rates. The decrease in yield from CMOs resulted primarily from $44.198 million in adjustable rate CMOs that are tied to a short-term interest rate index, which decreased during the first quarter due to falling interest rates.

Average tax-exempt securities decreased $38.074 million, from $55.266 million for the quarter ended March 31, 2000 to $17.192 million for the same period in 2001. The yield on tax-exempt securities decreased from 7.10% for the quarter ended March 31, 2000 to 5.74% for the same period in 2001. The decrease in tax-exempt securities was due to tax planning strategies. Current tax planning analysis performed by the Company indicates that a significant increase in the amount of tax-exempt securities is needed to maintain the Company' current effective tax rate. These tax-exempt securities will likely be purchased during the second and third quarter of 2001.

Funding Sources

The Company utilizes deposit products such as time, savings, N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term and long-term borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased slightly to $783.344 million for the quarter ended March 31, 2001 from $778.939 million for the same period in 2000. The average rate paid on interest-bearing liabilities increased 43 bp, from 4.34% for the quarter ended March 31, 2000 to 4.77% for the same period in 2001. The increase in the rate paid for interest-bearing liabilities can be attributed to an increase in short-term interest rates in 2000. Due to the Federal Reserve Board's recent action decreasing short-term interest rates, the Company anticipates a decrease in its cost of funds in the near-term. This can be seen in the decrease in the average rate paid on interest-bearing liabilities, from 5.00% for the quarter ended December 31, 2000 to 4.77% for the quarter ended March 31, 2001.

Deposits

The average balance of time deposits less than $100,000 remained relatively unchanged from the quarter ended March 31, 2000 when compared to the same period in 2001. The rate paid on time deposits less than $100,000 increased 100 bp, to 5.94% for the quarter ended March 31, 2001 from 4.94% for the same period in 2000. The increase in the rate paid on time deposits less than $100,000 resulted from time deposits, which typically have terms of 6 months to 2 years, originating or renewing in a rising rate environment in 2000. Asset/liability analysis performed by the Company indicates segments of the time deposit portfolio will mature in future periods at lower rates, resulting in a lower cost of funds. Time deposits greater than $100,000, which are primarily comprised of deposits from municipalities and school districts, decreased slightly during the quarter ended March 31, 2001 when compared to the same period in 2000. The rate paid on time deposits greater than $100,000 increased 24 bp, from 5.81% for the quarter ended March 31, 2000 to 6.05% for the same period in 2001. Time deposits greater than $100,000 are very sensitive to changes in short-term interest rates as the terms on these deposits are generally less than six months. The Company experienced a decrease in its rate paid on these deposits when compared to the quarter ended December 31, 2000 of approximately 60bp, due to the decrease in short-term interest rates in the first quarter of 2001.

The average balance of non-interest bearing deposits was $66.454 million for the quarter ended March 31, 2001, up from $62.614 million for the same period in 2000. Due to the Company's recent market expansion, the Company will continue to focus its efforts in strengthening its core deposit base to facilitate a decrease in its cost of funds and increase the Company's net interest margin.

Short-Term Borrowings

The average balance of short-term borrowings was $39.901 million for the quarter ended March 31, 2001, up from $28.760 million for the same period in 2000. The rate paid on short-term borrowings increased 33 basis points during the quarter ended March 31, 2001 when compared to the same period in 2000. The increase in short-term borrowings is primarily the result of a decrease in average time deposits greater than $100,000.

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

Three months ended March 31,                     2001                           2000
                                     ----------------------------   ----------------------------
(Dollars in thousands)                Average              Yield/    Average              Yield/
                                      Balance   Interest    Rate     Balance   Interest    Rate
                                     --------   --------   ------   --------   --------   ------
Earning assets:
Loans secured by real estate
  One-to-four-family ..............  $105,989    $ 2,027    7.65%   $ 85,601    $ 1,659    7.75%
  Commercial ......................   100,127      2,226    8.89%     82,532      1,813    8.79%
  Agricultural ....................    17,464        418    9.57%     16,733        359    8.57%
  Home equity .....................    31,052        665    8.58%     24,967        546    8.75%
  Construction ....................     2,782         47    6.69%      2,266         38    6.71%
                                     --------    -------   -----    --------    -------   -----
                                      257,414      5,383    8.37%    212,099      4,415    8.33%
                                     --------    -------   -----    --------    -------   -----
Other loans
  Leases receivables ..............    79,099      1,321    6.68%     70,207      1,231    7.01%
  Commercial ......................    43,580        953    8.75%     42,686        972    9.11%
  Agricultural ....................    16,734        434   10.36%     17,121        438   10.22%
  Manufactured housing ............    49,068      1,126    9.18%     56,373      1,196    8.49%
  Consumer ........................    79,615      1,625    8.17%     61,959      1,331    8.59%
  Tax-exempt ......................     7,701        114    5.90%      6,443         87    5.38%
                                     --------    -------   -----    --------    -------   -----
                                      275,797      5,573    8.08%    254,789      5,255    8.25%
                                     --------    -------   -----    --------    -------   -----
Loans .............................   533,211     10,956    8.22%    466,888      9,670    8.28%
                                     --------    -------   -----    --------    -------   -----
Taxable securities ................   338,797      6,125    7.23%    347,795      6,483    7.46%
Tax-exempt securities .............    17,192        247    5.74%     55,266        981    7.10%
Federal funds sold ................     1,407         20    5.74%      6,000         87    5.80%
                                     --------    -------   -----    --------    -------   -----
Total earning assets ..............   890,607     17,348    7.79%    875,949     17,221    7.86%
                                     --------    -------   -----    --------    -------   -----
Other assets ......................    51,580                         47,034
                                     --------                       --------
Total assets ......................  $942,187                       $922,983
                                     ========                       ========
Interest-bearing liabilities:
Deposits
NOW ...............................    96,400        398    1.65%     93,318        417    1.79%
Savings ...........................   128,559        901    2.80%    134,310        949    2.83%
Money Market ......................    75,226        857    4.56%     68,283        729    4.27%
Time deposits greater than $100,000   147,245      2,226    6.05%    157,481      2,287    5.81%
Time deposits .....................   290,419      4,311    5.94%    290,742      3,589    4.94%
                                     --------    -------   -----    --------    -------   -----
Total interest bearing deposits ...   737,849      8,693    4.71%    744,134      7,971    4.28%

Short-term borrowings .............    39,901        561    5.62%     28,760        380    5.29%
Long-term borrowings ..............     5,594         85    6.08%      6,045         93    6.15%
                                     --------    -------   -----    --------    -------   -----
Total interest-bearing
  liabilities .....................   783,344      9,339    4.77%    778,939      8,444    4.34%
                                     --------    -------   -----    --------    -------   -----
Non-interest-bearing deposits .....    66,454                         62,614
Stockholders' equity ..............    63,704                         55,087
                                     --------                       --------
Total liabilities and stockholders'
  Equity ..........................  $942,187                       $922,983
                                     ========                       ========
Interest Rate Spread ..............              $ 8,009    3.02%               $ 8,777    3.52%
                                                 =======                        =======
  Net Interest Margin .............                         3.60%                          4.01%

Financial Condition and Liquidity

The Company's total assets at March 31, 2001 were $964.364 million, an increase of $13.024 million (5.5% annual rate of increase) when compared to December 31, 2000. The increase was primarily in securities available for sale of $6.681 million, and trading securities of $6.994 million. Total deposits increased $29.626 million and short-term borrowings decreased $20.325 million. Stockholders' equity increased $2.102 million, due to earnings retention of $1.344 million, and an increase in accumulated other comprehensive income of $758,000.

Securities

The Company's investment policy focuses investment decisions on maintaining a balance of high quality, diversified investments. In making its investment decisions, the Company also considers liquidity, collateral to be used for pledging purposes, tax position, and maximum overall returns. Under the Company's investment policy, securities eligible for the Company to purchase include: U.S. Government securities, U.S. Agency securities, mortgaged-backed securities, collateralized mortgage obligations (CMO), municipal securities, corporate debt obligations (including equity-linked securities), bankers acceptances, certificates of deposit, commercial paper, and asset-backed securities.

The following table represents the composition of the Company's securities available for sale portfolio in dollar amounts and percentages at the dates indicated:

                                                          March 31, 2001
                                                      ---------------------
                                                      Carrying   Percent of
                                                        Value       Total
                                                      --------   ----------
     CMO & asset-backed securities .................  $170,504      45.8%
     Mortgaged-backed securities ...................    43,045      11.6%
     Corporate and taxable municipal debt securities    69,267      18.5%
     Equity-indexed linked securities (1) ..........     6,598       1.8%
     U.S. government agency securities .............    52,725      14.2%
     State and municipal obligations ...............    18,498       5.0%
     U.S. treasury securities ......................     2,588       0.7%
                                                      --------     -----
         Total debt securities .....................   363,225      97.6%
     Non-marketable equity securities ..............     4,552       1.2%
     Mutual funds and preferred stock ..............     4,313       1.2%
                                                      --------     -----
                                                      $372,090     100.0%
                                                      ========     =====

                                                        December 31, 2000
                                                      ---------------------
                                                      Carrying   Percent of
                                                        Value       Total
                                                      --------   ----------
     CMO & asset-backed securities (1)..............  $149,650      41.0%
     Mortgaged backed securities ...................    37,791      10.3%
     Corporate and taxable municipal debt securities    69,277      19.0%
     Equity-index linked securities (1).............     6,650       1.8%
     U.S. government agency securities .............    70,328      19.2%
     State and municipal obligations ...............    16,838       4.6%
     U.S. treasury securities ......................     6,002       1.6%
                                                      --------     -----
         Total debt securities .....................   356,536      97.5%
     Non-marketable equity securities ..............     4,552       1.3%
     Mutual funds and preferred stock ..............     4,321       1.2%
                                                      --------     -----
                                                      $365,409     100.0%
                                                      ========     =====

     (1) Includes the fair value of the embedded derivatives. See Note 3 to the Unaudited Consolidated Interim Financial Statements.

CMOs and asset-backed securities increased $20.854 million from December 31, 2000, and represent 45.8% of the securities available for sale ("SAFS") portfolio at March 31, 2001. The weighted-average life and weighted-average rate of CMOs and asset-backed securities was 7.4 years and 6.99%, respectively, at March 31, 2001. Mortgage-backed securities ("MBS") increased $5.254 million from December 31, 2000, and represent 11.6% of the SAFS portfolio at March 31, 2001. The weighted-average life and weighted-average rate of the MBS was 6.2 years and 6.92%, respectively, at March 31, 2001. If interest rates continue to decrease, the Company anticipates that the weighted-average lives of CMOs and MBS will decrease and the fair value of the securities will increase. Alternatively, if interest rates rise, the Company anticipates that the weighted-average lives of CMOs and MBS will increase and the fair value of the securities will decrease.

Corporate and taxable municipal debt securities remained relatively unchanged from December 31, 2000, and represent 18.6% of SAFS at March 31, 2001. The weighted-average life and weighted-average rate of the corporate and taxable municipal debt portfolio was 7.2 years and 9.13%, respectively, at March 31, 2001. Included in corporate debt securities are two corporate obligations that management believes are other-than-temporarily impaired. For the years ended December 31, 2000 and 1999, the Company wrote-down these corporate debt securities a total of $2.056 million and $1.392 million, respectively. No such write-downs were taken during the quarter ended March 31, 2001. The remaining carrying value of the two corporate obligations is $1.354 million at March 31, 2001, which management will continue to monitor for additional other-than-temporary impairment.

U.S. government agency securities decreased $17.603 million from December 31, 2000, and represents 14.2% of SAFS at March 31, 2001. The weighted-average life and weighted-average rate of U.S. agency securities was 6.5 years and 6.87%, respectively, at March 31, 2001. The decrease in U.S. agency securities resulted primarily from a substantial number of these securities having call features, and in a decreasing interest rate environment, these securities were called.

Loans and leases

Net loans and leases receivable decreased $1.860 million from $524.967 million at December 31, 2000 to $523.107 million at March 31, 2001. The following schedule details the Company's loan and lease portfolio:

                                                     March 31,      December 31,
                                                       2001             2000
                                                     ---------      ------------
Loans secured by real estate:
Residential ...................................       $106,925        $104,430
Commercial ....................................        100,567         100,769
Agricultural ..................................         17,020          17,781
Construction ..................................          2,314           3,363
Home equity ...................................         31,444          31,009
                                                      --------        --------
                                                       258,270         257,352
                                                      --------        --------
Other loans and leases:
Commercial ....................................         44,999          42,731
Agricultural ..................................         16,802          17,507
Manufactured housing ..........................         46,612          48,062
Lease receivables .............................         87,826          88,874
Tax-exempt ....................................          7,065           8,003
Consumer ......................................         75,175          76,219
                                                      --------        --------
                                                       278,479         281,396
                                                      --------        --------
Net deferred loan fees/costs
  and unearned discount .......................         (5,365)         (5,636)

Allowance for loan and lease losses ...........         (8,277)         (8,145)
                                                      --------        --------
Net loans and leases receivable ...............       $523,107        $524,967
                                                      ========        ========

Loans secured by residential real estate increased $2.495 million, from $104.430 million at December 31, 2000 to $106.925 million at March 31, 2001. The Company anticipates that its residential real estate activity will continue to increase. In light of this anticipated increase in residential real estate activity and as part of its asset/liability management strategy, the Company sells most of its fixed rate residential real estate loans on the secondary market, and retains servicing rights on the majority of the loans it sells. The Company's residential real estate servicing portfolio increased $3.454 million, from $15.371 million at December 31, 2000 to $18.825 million at March 31, 2001. Commercial real estate loans decreased $202,000, from $100.769 million at December 31, 2000 to $100.567 million at March 31, 2001. Generally, the first quarter of the Company's fiscal year experiences a slow down in commercial real estate originations due to the weather conditions and seasonal construction activity in the Company's primary market. The Company anticipates an increase in commercial real estate loan volume in the second and third quarters of 2001.

Lease receivables decreased $1.048 million, from $88.874 million at December 31, 2000 to $87.826 million at March 31, 2001. Lease receivables are secured by automobiles and sport utility vehicles and generally have terms ranging from three to five years. Consumer loans decreased $1.004 million, from $76.219 million at December 31, 2000 to $75.175 million at March 31, 2001. Consumer loans are primarily comprised of automobile loans. The decrease in consumer loans and lease receivables is primarily due to the slow down in economy resulting in a decrease in demand for automobiles. The Company will continue to focus its efforts in growth related to the lease receivables, residential real estate, and commercial real estate/commercial loan portfolios.

Deposits

Total deposits increased $29.626 million, from $799.938 million at December 31, 2000 to $829.564 million at March 31, 2001. The following schedule details the Company's deposit liabilities:

                                                     March 31,      December 31,
                                                       2001             2000
                                                     ---------      ------------
Non-interest bearing deposits .................       $ 65,458        $ 69,134
NOW accounts ..................................         98,902         101,034
Savings accounts ..............................        131,125         129,290
Money market accounts .........................         85,310          68,773
Time deposits of $100,000 or more .............        170,866         142,240
Other time deposits ...........................        277,903         289,467
                                                      --------        --------
Total deposits ................................       $829,564        $799,938
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

Borrowings

Although deposits are the Company's primary source of funds, the Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several customers in the ordinary course of business. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. At March 31, 2001, the Company had short-term borrowings with the Federal Home Loan Bank of New York (FHLB) amounting to $8.560 million and short-term repurchase agreements totaling $23.469 million. The Company has $1.060 million in long-term borrowings with the FHLB at March 31, 2001. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial Revenue Bonds to fund the construction of its administrative and operations complex. As of March 31, 2001, the remaining balance on the bonds was $4.500 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025.

Non-performing Assets

Non-performing assets are summarized in the following table:

                                                     March 31,      December 31,
                                                       2001             2000
                                                     ---------      ------------
Non-accrual loans ...............................      $4,283          $4,415
Accruing loans past due 90 days .................         278             249
                                                       ------          ------
Total non-performing loans ......................       4,561           4,664
Other real estate owned and repossessed assets ..       1,102           1,134
                                                       ------          ------
Total non-performing assets (loan related) ......       5,663           5,798

Impaired corporate debt securities ..............       1,354           1,354
                                                       ------          ------
Total non-performing assets .....................      $7,017          $7,152
                                                       ======          ======

Non-performing loans as a % of total loans ......        0.86%           0.87%
Non-performing assets as a % of total
  assets (loan related) .........................        0.59%           0.61%
Allowance for loan and lease losses to
  non-performing loans ..........................      181.47%         174.64%

Non-accrual loans at March 31, 2001 were comprised of $1.422 million of commercial/commercial real estate loans, $1.973 million of agricultural loans, $617,000 of residential real estate, and $271,000 of manufactured housing loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans at March 31, 2001.

The remaining carrying value of the two impaired corporate debt obligations is $1.354 million at March 31, 2001. These debt securities, which are not actively traded, are monitored closely by management and at this time, management does not believe any additional write-down is required. However, if adverse conditions continue or worsen, additional write-downs may be necessary.

Gross charge-offs for quarter ended March 31, 2001 amounted to $208,000. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $170,000. Recoveries for the quarter ended March 31, 2001 amounted to $80,000. Provisions for loan and lease losses amounted to $260,000 for the quarter ended March 31, 2001. The allowance for loan losses increased $132,000, from $8.145 million at December 31, 2000 to $8.277 million at March 31, 2001. The allowance for loan and lease losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan and lease portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses.

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

Asset and liability management functions not only to assure adequate liquidity in order to meet the needs of our customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities in order to generate an appropriate return to stockholders. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are monitored on a daily basis. The asset portion of the balance sheet provides liquidity primarily through loans, mortgage-backed security and collateralized mortgage obligation principal repayments, maturities and calls of securities and sales from the available for sale and trading portfolios.

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

The Company and its bank subsidiary are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of minority interest in consolidated subsidiaries (subordinated debt), less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 4%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of March 31, 2001, the Tier 1 leverage and risk-based capital ratios for the Company and its bank subsidiary were as follows:

Summary of Capital Ratios

                                              Tier 1                     Total
                                            Risk-Based                Risk-Based
                                              Capital     Leverage      Capital
                                               Ratio        Ratio        Ratio
                                            ----------    --------    ----------
CNB Financial Corp. ....................       9.59         6.90         10.82
Central National Bank ..................       9.31         6.67         10.56
Regulatory Minimum .....................       4.00         4.00          8.00
FDICIA's "Well-Capitalized" Standard ...       6.00         5.00         10.00

All capital ratios for the Company and its subsidiary bank at March 31, 2001 were above minimum capital standards for financial institutions. Additionally, the Company and its subsidiary bank capital ratios at that date were above FDICIA's "well-capitalized" standard.

Total stockholders' equity amounted to $65.248 million at March 31, 2001, which is a $2.102 million increase from the $63.146 million at December 31, 2000. The increase resulted primarily from earnings retention of $1.344 million, and an increase in accumulated other comprehensive income of $758,000.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of March 31, 2001, under this analysis, a 200 basis point increase in interest rates would result in a $1.863 million decrease (5.8%) in annual net interest income and a 200 basis point decrease in interest rates would result in a $1.355 million increase (4.2%) in annual net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicate that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk.
Additionally, the Company will focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 and short-term borrowings (which represented 22.4% of interest-bearing liabilities at March 31, 2001), which are more volatile when rates change due to their short-terms which typically range from 1 day to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its mis-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. The Company is asset sensitive in a rapidly declining rate environment, as earning assets would re-price faster than interest-bearing liabilities would re-price. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgaged-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analyses and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

                               CNB Financial Corp.
                           Part II - Other Information

Item 1 - Legal Proceedings

         No material changes since filing of the Registrant's Form 10-K for the year end December 31, 2000

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and reports on Form 8-K

         (A)  Exhibits
              None

         (B)  Current Reports filed on Form 8-K
              March 1, 2001 - Related to the announcement of the first quarter dividend and the continuation of the stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CNB FINANCIAL CORP.
                                        Registrant


Date: May 11, 2001                      By: /s/ DONALD L. BRASS
      ------------                          -------------------
                                           Donald L. Brass
                                           President


Date: May 11, 2001                      By: /s/ PETER J. CORSO
      ------------                          -------------------
                                            Peter J. Corso
                                            Executive Vice President