Form 10-K/A
period 2000-12-31
CNB FINANCIAL CORP /NY/
filed 2001-08-01
CIK 883756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission file number 0-24469

                               CNB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                                           22-3203747
--------------------------------------------                           -----------------------------------
          (State of Incorporation)                                     (I.R.S. Employer Identification No.)

24 CHURCH STREET, CANAJOHARIE, NEW YORK                                             13317
----------------------------------------                                            -----
     (Address of principal executive offices)                                     (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (518) 673-3243
----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.25 par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K /X/

As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89,217,091.

As of March 15, 2001, 7,473,683 shares of registrant's common stock were outstanding.

================================================================================

                                EXPLANATORY NOTE:
                                ----------------

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2000 reflects the addition of the information required by Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto. We have made no further changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2000 and does not reflect any subsequent information or events.


                                TABLE OF CONTENTS


PART III          DESCRIPTION                                                                         PAGE NO.
--------          -----------                                                                         --------
Item 10.          Directors and Executive Officers of the Registrant.................................    2
Item 11.          Executive Compensation.............................................................    3
Item 12.          Security Ownership of Certain Beneficial Owners and Management.....................    9
Item 13.          Certain Relationships and Related Transactions.....................................    10
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    10

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our Executive Officers is included in the CNB Financial Corp.'s (the "Company") original Form 10-K under the heading "Executive Officers of the Company."

         The following sets forth the names and ages, as of April 3, 2001, of the members of the Board of Directors, their respective positions and offices with the Company and with Central National Bank, Canajoharie, its principal operating subsidiary (the "Bank"), the period during which each has served as a director of the Company and their principal occupations or employment during the past five years. Each director of the Company also serves as a director of the Bank.

         NAME AND AGE                           OCCUPATION DURING PAST FIVE YEARS                    DIRECTOR
                                                                                                       SINCE
Donald L. Brass                 President of the Company since January 1993, CEO of the Bank           1990
Age 52                          since January 1992, President of the Bank since January 1991.

Van Ness D. Robinson            Chairman of the Board, Secretary and CEO, New York Central             1997
Age 65                          Mutual Fire Insurance Co.

J. Carl Barbic                  Retired Dairy Farmer, Former Clerk of Schoharie County Board of        1989
Age 74                          Supervisors.

Joseph A. Santangelo            Administrator, Arkell Hall Foundation.  The Foundation operates        1991
Age 48                          senior citizen service facilities in Canajoharie, New York, and provides grant funding to regional health care, educational and community service organizations.  Mr. Santangelo is the
                                Foundation's executive officer.

John P. Woods, Jr.              Chairman, John P. Woods Co., Inc. (Reinsurance Intermediaries).        1991
Age 64                          John P. Woods Co., Inc. serves as a broker to negotiate
                                contracts of reinsurance between insurance companies and
                                reinsurers

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all
Section 16(a) reports filed by such reporting persons.

         Based solely on the Company's review of copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2000, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation paid by the Bank to its chief executive officer and the Bank's and/or the Company's other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE


                                                                   Annual
                                                               Compensation(1)                  Long Term
                                                                                               Compensation:
                                                                                                Securities            All Other
                                                        Annual                                  Underlying          Compensation
Name and Principal Position             Year          Salary ($)          Bonus ($)(2)         Options (No.)           ($)(3)
Donald L. Brass..................       2000            234,000                113,267              10,000              33,841
   President & CEO                      1999            225,000                 93,607                   0              33,156
                                        1998            217,300                146,847              10,000               3,000

Peter J. Corso...................       2000            148,400                 54,394               7,500              17,942
   Executive Vice President             1999            140,000                 59,280                   0              11,000
   and CFO                              1998            135,000                 61,592               7,500               3,000

Michael D. Hewitt................       2000            104,000                 30,362               5,000               1,248
   Senior Vice President                1999            100,000                 33,711                   0               1,200
   and Senior Commercial &
   Retail Banking Executive

(1) Includes compensation for which payment was deferred pursuant to non-qualified deferred compensation plans until such time that the executive retires or leaves the employ of the Company.

(2) The amounts in this column reflect awards made under the Company's Incentive Compensation Plan, as well as a one-time $45,650 performance bonus to Mr. Brass in 1998 in lieu of a base salary increase.

(3) The amounts in this column for 2000 include a vehicle allowance of $30,691 for Mr. Brass and $14,792 for Mr. Corso. The balance consists of amounts contributed by the Company to a 401(k) Profit Sharing Plan pursuant to a formula that applies uniformly to all employees.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides further information on grants of stock options in 2000 to the named executives.

                          Number of
                          Securities    % of Total Options                                     Potential Realizable Value at
                          Underlying        Granted to        Exercise or                      Assumed Annual Rates of Stock
                           Options         Employees in       Base Price    Expiration     Price Appreciation for Option Term (1)
         Name             Granted (#)       Fiscal Year          ($/Sh)         Date              5%                   10%
Donald L. Brass             10,000             12.9%             $12.75        3/20/10          $80,200               $203,200
Peter J. Corso               7,500              9.7%             $12.75        3/20/10           60,150                152,400
Michael D. Hewitt            5,000              6.5%             $12.75        3/20/10           40,100                101,600

(1) In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future common stock prices, and no assurance can be given that these rates of annual compound stock appreciation will be achieved.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

         The following table provides information for the named executive officers with respect to (i) stock options exercised in 2000, (ii) the number of stock options held at the end of 2000 and (iii) the value of in-the-money stock options at the end of 2000.

                                                                        Number of Securities              Value of Unexercised
                                                                       Underlying Unexercised             In-the-Money Options
                        Shares Acquired         Value                   Options at 12/31/00 (#)            at 12/31/00 ($) (2)
Name                     on Exercise (#)   Realized ($)(1)         Exercisable      Unexercisable    Exercisable    Unexercisable
Donald L. Brass.....             0                  0                  40,679           17,500           59,451            0
Peter J. Corso......             0                  0                  24,875           13,125           38,643            0
Michael D. Hewitt...             0                  0                   1,250            8,750                0            0

(1) The Value Realized represents the amount equal to the excess of the fair market value of the Common Stock at the time of exercise over the exercise price of the option.

(2) Calculated by multiplying the number of unexercised options outstanding at December 31, 2000 by the difference between the fair market value of the Company's Common Stock at December 31, 2000 and the option exercise price.

PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Personnel Committee consisted of John P. Woods, Jr., Chairman, Van Ness D. Robinson, Joseph A. Santangelo and Donald L. Brass during 2000. Mr. Brass is the only member of the Committee who served as an officer of the Company during 2000.

         The Company purchases numerous insurance policies through the Colonial Agency. John P. Woods, Jr., one of our directors, was an indirect majority stockholder in Colonial until it was sold to an unaffiliated party on September 1, 2000. Prior to that time, the Woods Corporation, of which Mr. Woods is president and has a 35% ownership interest in, had an 80% ownership interest in the Colonial Agency. Mr. Woods currently owns less than 1% of the corporation that now owns the Colonial Agency.

         The Bank paid the Colonial Agency $635,480 during 2000, $226,410 of which was paid through the date the Colonial Agency was sold to an unaffiliated party. In addition, the Bank offers financial services through the Colonial Agency; the Colonial Agency leases space in our lobbies, with its lease payment being a certain percentage of the financial products it sells. Colonial paid us $53,554.81 in 2000, $36,218.41 of which was paid through the date the Colonial Agency was sold to an unaffiliated third party.

         During 2000, the Bank had, and expects in the future to have, various transactions including loans with members of the Personnel Committee and other directors and officers of the Company, the Bank and their associates in the ordinary course of business. All such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectability or present other unfavorable features.

         The Company believes that the foregoing transactions were on terms no less favorable to the Company than those that could be obtained by arms length negotiations with unaffiliated parties.


PENSION PLAN

         The Bank has in effect a pension plan (the "Plan") which conforms to the requirements of the Employee Retirement Income Security Act of 1974 (as amended), provides for full vesting upon five years of participation and contains provisions which permit early retirement within ten years prior to the normal retirement date for participants with at least ten years of credited service. The Plan requires no contribution from participants, covers all eligible employees, provides for normal retirement at age 65 and is qualified under Section 401(a) of the Internal Revenue Code. There were 256 participants in the Plan in 2000. Normal retirement benefits are based on the greater of (i) 40% of average earnings for the highest 36 consecutive months, reduced proportionately for less than 20 years of service or (ii) a minimum of $50 per month after 10 years of service. The following table sets forth the estimated annual benefits payable on retirement at age 65 by a participating employee assuming earnings as shown. Benefits set forth in the table are subject to federal income tax deductions. The amounts are not subject to deductions for social security or other offset amounts unless the employee voluntarily chooses a Social Security equalization option for increased benefits prior to qualifying for regular Social Security payments and decreased payments once they receive Social Security payments. For 2000, the Internal Revenue Code limits the total compensation that may be taken into account in calculating benefits to $170,000. The estimated retirement benefits in the table below are based on the assumption that the persons in the Plan will continue in employment until age 65. Messrs. Brass, Corso and Hewitt have credited years of service of 11, 14 and 2, respectively, under the Plan.

                               PENSION PLAN TABLE

                                                                                  YEARS OF SERVICE
                REMUNERATION                                      15 YEARS                              20 OR MORE YEARS
                   $ 20,000                                        $ 6,000                                    $ 8,000
                   $ 30,000                                        $ 9,000                                    $12,000
                   $ 40,000                                        $12,000                                    $16,000
                   $ 50,000                                        $15,000                                    $20,000
                   $ 60,000                                        $18,000                                    $24,000
                   $ 80,000                                        $24,000                                    $32,000
                   $100,000                                        $30,000                                    $40,000
                   $125,000                                        $37,500                                    $50,000
                   $150,000                                        $45,000                                    $60,000
                   $160,000                                        $48,000                                    $64,000
                   $170,000                                        $52,600                                    $68,000


DIRECTOR COMPENSATION

         Directors, other than those employed by the Company in other capacities, receive a fee of $400 per month, plus $400 per meeting of the Board and $250 per committee meeting attended. Committee Chairs receive an additional fee of $100 for each committee meeting chaired, and the Chairman of the Board receives additional compensation of $1,000 per month. Directors who are also officers of the Company or the Bank receive no compensation for attendance at Board or committee meetings or a monthly fee beyond their compensation as an officer. No Director received aggregate fees of more than $29,950 in 2000.


EXECUTIVE AGREEMENTS

         Messrs. Brass and Corso have Executive Salary Continuation Agreements with the Bank that provide for a supplemental retirement benefit designed to provide the executive with total retirement income benefits that will equal at least 65% of their projected total annual compensation at the time of their retirement. In 2000, Messrs. Brass and Corso converted their existing Salary Continuation Agreements into Supplemental Retirement Annuity Agreements, which are similar to the Salary Continuation Agreements but with an annuity format. The present values of their existing agreements were used to determine the size of the annuity required to provide the supplemental retirement benefits described in this paragraph. The supplemental retirement benefit shall be paid to the executive or his beneficiary in monthly installments for a period of 15 years commencing at age 65, unless deferred by Mr. Brass or Mr. Corso until a later year under the terms of the annuity. In the event the executive dies prior to age 65, the executive's beneficiary shall receive a death benefit equal to the supplemental retirement benefit payable over 15 years beginning at the time of death. Life insurance policies covering the executives, which are owned by the Bank and which name the Bank as the sole beneficiary, cover the Bank's costs for the annuities. If all the assumptions concerning mortality, dividends and salary are met, the proceeds of the policies will completely cover such costs. Under the prior Executive Salary Continuation Agreements, Messrs. Brass and Corso would have received benefits of approximately $123,339 and $50,441 in their first year of retirement. This amount is approximately equal to the benefit they would receive under the annuity arrangement.

         The Company and the Bank previously entered into senior executive severance agreements with Donald L. Brass, Peter J. Corso and Michael Hewitt. Each agreement provides that, in the event a person or a group takes steps to effect a change of control of the Company without the approval of at least 2/3 of the members of the Company's Board of Directors, the executive agrees that he or she will not voluntarily leave the employ of the Company and will continue to perform his or her duties, as described in the agreement, until the earlier of the date that such person has terminated its efforts to effect a change of control or three months after a change of control has occurred. Each agreement also provides that if the executive is terminated for any reason other than death, disability or cause within 24 months after a change of control, the executive will be entitled to an amount equal to 2.99 times, or in the case of Mr. Hewitt 1.99 times, the executive's base salary compensation (exclusive of all bonus amounts) paid in the last calendar year prior to the date of the termination. This payment may be made, at the sole discretion of the Company, in one lump sum or in eight quarterly payments over a two-year period. In the event that the amount payable to the executive under the severance agreement, when added to all other payments and the value of all property received in anticipation of or following a change of control, would constitute an "excess parachute payment" within the meaning of section 280G of the Internal Revenue Code of 1986, as amended, then the amount payable under the severance agreements will be reduced to the maximum amount that does not constitute an excess parachute payment.

         The pending merger between the Company and NBT Bancorp Inc., a Delaware corporation ("NBT"), which was announced on June 19, 2001 (the "Merger"), will not constitute a change of control for purposes of the senior executive severance agreements because the proposed merger has met with the approval of at least 2/3 of the members of the Company's Board of Directors. However, pursuant to the terms of the Merger, Mr. Hewitt will leave the employ of the Company and will be paid in accordance with the terms of his severance agreement. We expect that Mr. Hewitt will receive approximately $213,169 in severance payments as a result of the Merger. Mr. Brass has entered into an agreement with NBT that is described below. We expect that Mr. Corso will enter into an agreement with NBT to serve as president and chief operating officer of the Central National Bank division of NBT Bank, N.A., upon completion of the Merger.

         In connection with the Merger, NBT, the Company and Mr. Brass entered into a service and non-competition agreement dated as of June 19, 2001. Under this agreement, Mr. Brass has agreed that he will continue to serve as chief executive officer of CNB until the effective time of the merger, when he will resign. Additionally, Mr. Brass has agreed that he will not compete with the combined company for a three-year period beginning at the effective time of the merger in any area within twenty miles in which the combined company or any of its subsidiaries is competitively engaged. In addition, he also agreed, for a three-year period, not to solicit to employ any officer who was an officer of the Company or the Bank immediately prior to the merger. In exchange for these promises, NBT will pay Mr. Brass $1.1 million in cash at the effective time of the merger. Additionally, for three years following the merger, NBT will provide at no cost to Mr. Brass life insurance and health insurance that are no less favorable than those that Mr. Brass was receiving immediately prior to the merger. Prior to the effective time, $28,000 will be contributed to the annuity contract provided under the terms of the Supplemental Retirement Annuity Agreement between CNB and Mr. Brass, dated May 15, 2000, and other related actions in connection with that annuity agreement will be taken. NBT has also agreed that Mr. Brass will be entitled to benefits in accordance with the plans, practices, programs and policies of CNB that covered Mr. Brass prior to the merger. CNB has agreed that it will relieve Mr. Brass of all liabilities under his existing automobile lease and will amend Central National Bank's deferred compensation plan to provide that benefit payments to Mr. Brass will be made only upon at least one year's notice by Mr. Brass. For a one-year period after the effective time of the merger, NBT will furnish Mr. Brass with office space, secretarial assistance and other reasonable facilities and services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 14, 2001, the ownership of Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director or director nominee, (iii) each executive officer named under "Compensation of Executive Officers" and (iv) all directors and executive officers of the Company as a group.

                                                                      AMOUNT AND
                   NAME AND                                           NATURE OF
                  ADDRESS OF                                     BENEFICIAL OWNERSHIP                     PERCENT
                 BENEFICIAL OWNER                                    AS OF 3/14/01                       OF CLASS
New York Central Mutual Fire Insurance Co.                        746,118 (1)                              9.98%
Central Plaza East, Edmeston, NY  13335

Donald L. Brass                                                    83,900 (2)(3)                           1.12%
Central National Bank, Canajoharie
24 Church Street, Canajoharie, NY  13317

Van Ness D. Robinson                                              746,118 (4)                              9.98%
New York Central Mutual Fire Insurance Co.
Central Plaza East, Edmeston, NY  13335

John P. Woods, Jr.                                                480,080 (3)(5)                           6.42%
P.O. Box 636
Palatine Bridge, NY  13428

Joseph A. Santangelo                                                6,373 (3)                                *

J. Carl Barbic                                                      9,203 (5)                                *

Peter J. Corso                                                     71,835 (2)(3)(5)                          *

Michael D. Hewitt                                                   1,850 (2)                                *

Number of shares of Common Stock beneficially                   1,399,359 (2)(5)                          18.72%
owned by all directors and executive officers as a
group (7 persons)

* Represents less than 1% of the outstanding Common Stock.

(1) Includes 726 shares held by Van Ness D. Robinson, a director of the Company, who serves as Chairman of the Board, Secretary and CEO of New York Central Mutual Fire Insurance Company.

(2) Includes shares issuable upon exercise of options that are exercisable within 60 days: 41,679 for Mr. Brass, 25,625 for Mr. Corso and 1,750 for Mr. Hewitt. These shares are included in the total number of shares outstanding for the purpose of calculating the percentage ownership of the person holding such options and of the group as a whole, but not for the purpose of calculating the percentage ownership of the other persons listed in the table.

(3)   Includes shares held jointly with or for immediate family members.

(4) Includes 745,392 shares held by New York Central Mutual Fire Insurance Company for which Mr. Robinson serves as Chairman of the Board, Secretary and CEO.

(5) Does not include shares held by adult children as to which named individual disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with Instruction 1 to Item 404 of Regulation S-K, this information has been disclosed under "Item 11 - Executive Compensation - Personnel Committee Interlocks and Insider Participation."



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements.

         None

(b) Reports on Form 8-K.

         Not applicable.

(c) List of Exhibits

         EXHIBIT NUMBER             DESCRIPTION OF IN ITEM 601 OF REGULATION S-K EXHIBIT
         --------------             -----------------------------------------------------
         10.1                       Supplement Retirement Annuity Agreement between the
                                    Company and Donald L. Brass

         10.2                       Supplement Retirement Annuity Agreement between the
                                    Company and Peter J. Corso

         10.3                       Senior Executive Severance Agreements between the Company
                                    and Messrs. Brass and Corso, dated as of March 31, 1998,
                                    incorporated herein by reference from the Company's Form
                                    10-K filed March 31, 1999

         10.4                       Senior Executive Severance Agreement between the Company
                                    and Donald L. Brass, dated as of January 1, 2001

         10.5                       Senior Executive Severance Agreement between the Company
                                    and Peter J. Corso, dated as of January 1, 2001

         10.6                       Senior Executive Severance Agreement between the Company
                                    and Michael Hewitt, dated as of January 1, 2001

         10.7                       Service and Non-Competition agreement between NBT, the
                                    Company and Donald L. Brass, dated as of June 19, 2001


 (d) Financial Statement Schedules

         No Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNB FINANCIAL CORP.

Date: August 1, 2001                      By:  /s/ Peter J. Corso
                                               --------------------------------
                                                Peter J. Corso
                                                Executive Vice President
                                                and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
10.1                                Supplement Retirement Annuity Agreement between the
                                    Company and Donald L. Brass

10.2                                Supplement Retirement Annuity Agreement between the
                                    Company and Peter J. Corso

10.3                                Senior Executive Severance Agreements between the Company
                                    and Messrs. Brass and Corso, dated as of March 31, 1998,
                                    incorporated herein by reference from the Company's Form
                                    10-K filed March 31, 1999

10.4                                Senior Executive Severance Agreement between the Company
                                    and Donald L. Brass, dated as of January 1, 2001

10.5                                Senior Executive Severance Agreement between the Company
                                    and Peter J. Corso, dated as of January 1, 2001

10.6                                Senior Executive Severance Agreement between the Company
                                    and Michael Hewitt, dated as of January 1, 2001

10.7                                Service and Non-Competition agreement between NBT, the
                                    Company and Donald L. Brass, dated as of June 19, 2001