Form 10-Q
period 2001-06-30
CNB FINANCIAL CORP /NY/
filed 2001-08-14
CIK 883756

Central National Bank, Canajoharic
Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly period ending June 30, 2001


      Commission File Number 000-23730

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


           Yes    X         No
               --------        --------




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of shares outstanding
                  Class                            on July 31, 2001
                  -----                            ----------------

      Common Stock, $1.25 par value                7,421,145


PART I.  FINANCIAL INFORMATION                                                                    Page


             Item 1.    Consolidated Interim Financial Statements and Notes (Unaudited)

                        1. Consolidated Balance Sheets                                              3.

                        2. Consolidated Statements of Income                                        4.

                        3. Consolidated Statements of Cash Flows                                    5.

                        4. Notes to Unaudited Consolidated Interim Financial Statements       6. - 11.

             Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                       12. - 32.

             Item 3.    Quantitative and Qualitative Disclosures About Market Risk           33. - 34.



PART II.  OTHER INFORMATION


             Item 1.    Legal Proceedings                                                         35.

             Item 2.    Changes in Securities and Use of Proceeds                                 35.

             Item 3.    Defaults Upon Senior Securities                                           35.

             Item 4.    Submission of Matters to a Vote of Security Holders                       35.

             Item 5.    Other Information                                                         35.

             Item 6.    Exhibits and Reports on Form 8-K                                          35.



SIGNATURES                                                                                        38.

EXHIBIT INDEX                                                                                     39.

                          Part 1. Financial Information

         Item 1. Consolidated Financial Statements

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            JUNE 30,           DECEMBER 31,
                                                                              2001                2000
                                                                         -------------        -------------
ASSETS                                                                    (Unaudited)

Cash and due from banks                                                  $      14,319        $      16,528

Trading securities                                                               9,550                    -
Securities available for sale, at fair value                                   388,066              365,409
Net loans & leases receivable                                                  538,460              524,967
Accrued interest receivable                                                      6,384                6,661
Premises and equipment, net                                                     12,214               12,661
Other real estate owned and repossessed assets                                     941                1,134
Goodwill, net                                                                   17,471               18,135
Other assets                                                                     5,196                5,845
                                                                         -------------        -------------
                                                                         $     992,601        $     951,340
                                                                         =============        =============

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                             $      79,138        $      69,134
Interest-bearing deposits                                                      760,471              730,804
                                                                         -------------        -------------
  Total deposits                                                               839,609              799,938
                                                                         -------------        -------------

Short-term borrowings:
        Securities sold under agreements to repurchase                          19,349               18,356
        Borrowings from the Federal Home Loan Bank of New York                  30,970               33,725
        Borrowings from the U.S. Treasury                                          552                  524
                                                                         -------------        -------------
          Total short-term borrowings                                           50,871               52,605
                                                                         -------------        -------------

Long-term borrowings                                                             5,385                5,658
Other liabilities                                                               12,942               11,993
                                                                         -------------        -------------
  Total liabilities                                                            908,807              870,194
                                                                         -------------        -------------

Guaranteed preferred beneficial interests in Company's
  junior subordinated debentures ("Capital Securities")                         18,000               18,000
                                                                         -------------        -------------

Stockholders' equity:

Common stock, $1.25 par value, 20,000,000 shares authorized
        (7,805,097 issued at June 30, 2001 and 7,805,107
        issued at December 31, 2000)                                             9,756                9,756
Additional paid-in capital                                                       6,202                6,202
Retained earnings                                                               54,772               52,232

Accumulated other comprehensive income                                           1,260                  443
Treasury stock, at cost (383,952 shares at June 30, 2001 and 331,424
        at December 31, 2000)                                                   (6,196)              (5,487)
                                                                         -------------        -------------
             Total stockholders' equity                                         65,794               63,146
                                                                         -------------        -------------
                    Total liabilities, guaranteed preferred beneficial
                    interests in Company's junior subordinated
                    debentures and stockholders' equity                  $     992,601        $     951,340
                                                                         =============        =============


See accompanying notes to unaudited consolidated interim financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                               FOR THE SIX MONTHS ENDED,
                                                                                  JUNE 30,    JUNE 30,
                                                                                    2001        2000
                                                                                  --------    --------
Interest and dividend income:                                                         (Unaudited)
        Loans & leases, including fees                                            $ 21,465    $ 19,736
        Securities:
                  Taxable                                                           12,173      13,396
                  Nontaxable                                                           568       1,308
        Federal funds sold and other                                                    67         128
                                                                                  --------    --------
                                                                                    34,273      34,568
                                                                                  --------    --------
Interest expense:
        Deposits                                                                    17,289      16,365
        Short-term borrowings                                                          911         840
        Long-term borrowings                                                           162         205
                                                                                  --------    --------
                                                                                    18,362      17,410
                                                                                  --------    --------

        Net interest income                                                         15,911      17,158
Provision for loan and lease losses                                                    620         740
                                                                                  --------    --------
        Net interest income after provision for loan and lease losses               15,291      16,418
                                                                                  --------    --------

Non-interest income:
        Service charges on deposit accounts                                          1,392       1,224
        Net gain (loss) on securities transactions                                     864        (326)
        Other                                                                          944       1,069
                                                                                  --------    --------
                                                                                     3,200       1,967
                                                                                  --------    --------
Non-interest expenses:
        Salaries and employee benefits                                               5,064       4,982
        Occupancy and equipment                                                      1,609       1,427
        Data processing                                                              1,392       1,231
        Professional fees                                                              515         390
        Advertising and marketing                                                      303         480
        Postage and courier                                                            354         293
        Office supplies and stationery                                                 333         332
        Other real estate owned and repossessed assets                                 252         385
        Goodwill amortization                                                          663         663
        Capital securities                                                             788         835
        Other                                                                        1,570       1,805
                                                                                  --------    --------
                                                                                    12,843      12,823
                                                                                  --------    --------
Income before income tax expense and cumulative
  effect of a change in accounting principle                                         5,648       5,562

Income tax expense                                                                   1,672       1,466
                                                                                  --------    --------

Net income before cumulative effect of a change in
  accounting principle                                                               3,976       4,096

Cumulative effect of a change in accounting principle
   due to the adoption of Statement of Financial
   Accounting Standards No. 133 "Accounting
   for Derivative Instruments and Hedging
   Activities"                                                                         (95)          -

                                                                                  --------    --------
        Net income                                                                $  3,881    $  4,096
                                                                                  ========    ========

Earnings per share:
        Basic - Before cumulative effect of a change
          in accounting principle                                                 $   0.53    $   0.55
        Cumulative effect of a change in accounting
          principle                                                                  (0.01)          -
                                                                                  --------    --------
        Basic                                                                     $   0.52    $   0.55
                                                                                  ========    ========

        Diluted  - Before cumulative effect of a change                           $   0.53    $   0.54
          in accounting principle
        Cumulative effect of a change in accounting
         principle                                                                   (0.01)          -
                                                                                  --------    --------
        Diluted                                                                   $   0.52    $   0.54
                                                                                  ========    ========

                                                                               FOR THE THREE MONTHS ENDED,
                                                                                   JUNE 30,   JUNE 30,
                                                                                     2001       2000
                                                                                   --------   --------
Interest and dividend income:                                                          (Unaudited)
        Loans & leases, including fees                                             $ 10,532   $ 10,086
        Securities:
                  Taxable                                                             6,048      6,913
                  Nontaxable                                                            371        557
        Federal funds sold and other                                                     47         41
                                                                                   --------   --------
                                                                                     16,998     17,597
                                                                                   --------   --------
Interest expense:
        Deposits                                                                      8,596      8,394
        Short-term borrowings                                                           350        460
        Long-term borrowings                                                             77        112
                                                                                   --------   --------
                                                                                      9,023      8,966
                                                                                   --------   --------

        Net interest income                                                           7,975      8,631
Provision for loan and lease losses                                                     360        320
                                                                                   --------   --------
        Net interest income after provision for loan and lease losses                 7,615      8,311
                                                                                   --------   --------

Non-interest income:
        Service charges on deposit accounts                                             759        644
        Net gain (loss) on securities transactions                                      224       (645)
        Other                                                                           472        567
                                                                                   --------   --------
                                                                                      1,455        566
                                                                                   --------   --------
Non-interest expenses:
        Salaries and employee benefits                                                2,398      2,305
        Occupancy and equipment                                                         798        700
        Data processing                                                                 678        610
        Professional fees                                                               326        178
        Advertising and marketing                                                       199        317
        Postage and courier                                                             184        138
        Office supplies and stationery                                                  159        174
        Other real estate owned and repossessed assets                                  155        152
        Goodwill amortization                                                           331        331
        Capital securities                                                              361        420
        Other                                                                           792        957
                                                                                   --------   --------
                                                                                      6,381      6,282
                                                                                   --------   --------
Income before income tax expense and cumulative
  effect of a change in accounting principle                                          2,689      2,595

Income tax expense                                                                      824        683
                                                                                   --------   --------

Net income before cumulative effect of a change in
  accounting principle                                                                1,865      1,912

Cumulative effect of a change in accounting principle
   due to the adoption of Statement of Financial
   Accounting Standards No. 133 "Accounting
   for Derivative Instruments and Hedging
   Activities"                                                                            -          -

                                                                                   --------   --------
        Net income                                                                 $  1,865   $  1,912
                                                                                   ========   ========

Earnings per share:
        Basic - Before cumulative effect of a change
          in accounting principle                                                  $   0.25   $   0.26
        Cumulative effect of a change in accounting
          principle                                                                       -          -
                                                                                   --------   --------
        Basic                                                                      $   0.25   $   0.26
                                                                                   ========   ========

        Diluted  - Before cumulative effect of a change                            $   0.25   $   0.25
          in accounting principle
        Cumulative effect of a change in accounting
         principle                                                                        -          -
                                                                                   --------   --------
        Diluted                                                                    $   0.25   $   0.25
                                                                                   ========   ========


See accompanying notes to unaudited consolidated interim financial statements.

                      CNB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                      FOR THE SIX MONTHS ENDED,
                                                                                        JUNE 30,     JUNE 30,
                                                                                          2001         2000
                                                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
        Net income                                                                     $   3,881    $   4,096
        Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
                Depreciation and amortization                                              1,348        1,330
                Provision for loan losses                                                    620          740
                Cumulative effect of a change in accounting principle                         95            -
                Net (gain) loss on securities transactions                                  (864)         326
                Net loss on sales and writedowns of other real estate
                    owned and repossessed assets                                              62           76
                Origination of loans held for sale                                       (10,070)           -
                Net gain from mortgage loan sales                                           (114)         (37)
                Proceeds from sales of loans held for sale                                 8,400        2,333
                Purchases of trading securities                                           (6,194)      (5,250)
                Proceeds from calls & maturities  of trading securities                      775            -
                Proceeds from sales of trading securities                                      -        5,261
                Decrease (increase) in accrued interest receivable                           277         (500)
                Net change in other assets and other liabilities                           1,013         (787)
                                                                                       ---------    ---------
                          Net cash (used in) provided by operating activities               (771)       7,588
                                                                                       ---------    ---------

Cash flows from investing activities:
        Purchases of securities available for sale                                      (142,441)     (79,716)
        Proceeds from sales of securities available for sale                              48,805       49,388
        Proceeds from maturities and calls of securities available for sale               69,020       24,110
        Net loans made to customers                                                      (13,236)     (43,472)
        Proceeds from sales of other real estate owned and
            repossessed assets                                                             1,037        1,076
        Purchases of premises and equipment                                                 (237)        (581)
                                                                                       ---------    ---------
                          Net cash used in investing activities                          (37,052)     (49,195)
                                                                                       ---------    ---------

Cash flows from financing activities:
        Net increase (decrease) in deposits                                               39,671       (3,796)
        Net (decrease) increase in short-term borrowings                                  (1,734)      36,044
        Payments on long-term borrowings                                                    (273)        (252)
        Dividends paid                                                                    (1,341)      (1,353)
        Purchases of treasury stock                                                         (709)        (887)
                                                                                       ---------    ---------
                          Net cash provided by financing activities                       35,614       29,756
                                                                                       ---------    ---------

Net decrease in cash and cash equivalents                                                 (2,209)     (11,851)
Cash and cash equivalents at beginning of period                                          16,528       31,201
                                                                                       ---------    ---------
Cash and cash equivalents at end of period                                             $  14,319    $  19,350
                                                                                       =========    =========


Supplemental non-cash activity:
During the quarter ended March 31, 2001, the Company transferred $3.804 of securities available for sale to trading securities. At the time of transfer, the securities' total amortized cost approximated total fair value.

                               CNB FINANCIAL CORP.
          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of, and for, the year ended December 31, 2000. Operating results for the six-month and three-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

      The following table provides the calculation of basic and diluted EPS for the three and six months ended June 30:

                                                    Three Months Ended 6/30/01              Three Months Ended 6/30/00
                                                            Weighted     Per                        Weighted      Per
                                                      Net    Average    Share                Net     Average     Share
      (in thousands, except per share data)         Income    Shares    Amount              Income    Shares     Amount
      ------------------------------------------------------------------------------------------------------------------

      Basic EPS:
           Net income available to
              common stockholders                   $1,865    7,452     $0.25                $1,912    7,487      $0.26


      Effect of dilutive securities:
           Stock options                                         56                                       20
                                                    --------------------------------------------------------------------
      Diluted EPS                                   $1,865    7,508     $0.25                $1,912    7,507      $0.25
                                                    ====================================================================

                                                    Six Months Ended 6/30/01                 Six Months Ended 6/30/00
                                                            Weighted    Per                         Weighted      Per
                                                      Net    Average   Share                  Net    Average     Share
      (in thousands, except per share data)         Income   Shares    Amount               Income    Shares     Amount
      ------------------------------------------------------------------------------------------------------------------

      Basic EPS:
           Net income available to
              common stockholders
              before cumulative effect of a
              change in accounting principle        $3,976    7,463     $0.53                $4,096    7,510      $0.55

           Cumulative effect of a change
              in accounting principle                  (95)   7,463    ($0.01)                    -        -          -
                                                    ------------------------------------------------------------------------


      Basic EPS                                     $3,881    7,463     $0.52                $4,096    7,510      $0.55
                                                    ========================================================================

      Diluted EPS:
           Net income available to
              common stockholders
              before cumulative effect of a
              change in accounting principle        $3,976    7,463     $0.53                $4,096    7,510      $0.55

      Effect of dilutive securities:
           Stock options                                         39                                       23
                                                    ------------------------------------------------------------------------

      Diluted EPS before cumulative
           effect of a change in accounting
           principle                                $3,976    7,502     $0.53                $4,096    7,533      $0.54

           Cumulative effect of a change
              in accounting principle                  (95)   7,502    ($0.01)                    -        -          -
                                                    ------------------------------------------------------------------------
      Diluted EPS                                   $3,881    7,502     $0.52                $4,096    7,533      $0.54
                                                    ========================================================================

      The weighted-average number of options excluded from the computation of diluted EPS during the three and six months ended June 30, 2001 because the options' exercise price was greater than the average market price of the common stock for the three and six months ended June 30, 2001 was 45,000, with a weighted-average exercise price of $16.34. At June 30, 2001, options to purchase 1,500 shares of common stock at a weighted-average exercise price of $19.75 per share were outstanding and anti-dilutive.

3.    RECENT ACCOUNTING PRONOUNCEMENTS:

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      During the three months ended March 31, 2001, the Company discontinued the cash flow hedge noted above. The cash flow hedge was discontinued at a time when the amortized cost of the debt securities with the embedded derivatives approximated fair value ($3.804 million). The debt securities with the embedded derivatives were concurrently transferred from securities available for sale to trading securities, with subsequent changes in the fair value of the debt securities recorded in net gain
      (loss) on securities transactions in the consolidated statement of income for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company purchased an additional $6.194 million of debt securities with similar embedded derivatives, which were classified as trading securities at purchase. As a result of the decreasing rate environment during the six months ended June 30, 2001, the Company recognized $327,000 in fair value appreciation from these trading securities in net gain (loss) on securities transactions. For the three months ended June 30, 2001, the Company recognized $86,000 in fair value appreciation from these trading securities in net gain (loss) on securities transactions. Management provides reports regarding the debt securities with embedded derivatives to the Company's Board of Directors on a monthly basis.

      The Company also has certain other embedded derivative instruments related to a deposit product and two debt securities that have costs and returns linked to the performance of the NASDAQ 100-index. Management has determined that these debt securities and the deposit product do not qualify for hedge accounting under SFAS No. 133. The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. This transition adjustment (net of tax) is reflected in the consolidated statement of income for the six months ended June 30, 2001 as the cumulative effect of a change in accounting principle.

      As of June 30, 2001, the total amortized cost and estimated fair value of these two debt securities (including the embedded derivatives, which are classified in the consolidated balance sheet with the underlying host instrument) is $7.000 million and $6.485 million, respectively. The securities' rate of return is based on an original NASDAQ 100-index value, with the index value resetting annually over a five-year period. The rate of return is capped on these debt securities as follows: $3.000 million have a 35% annual rate of return cap and $4.000 million have a 25% annual rate of return cap. The $4.000 million security has a guaranteed rate of return of 2% regardless of the performance of the NASDAQ 100-index over its five-year period. The securities are scheduled to mature in 2005 and the Company is guaranteed to receive the face value of the securities at maturity. These two debt securities are valued similar to zero coupon bonds coupled with the value of NASDAQ 100-futures contracts. The primary purpose of these debt securities is to provide a certain level of hedging related to a deposit product the Company offered in 2000 that has similar characteristics to the bonds.

      As of June 30, 2001, the face value of the NASDAQ 100-deposit product was $1.397 million, with an estimated value (including the embedded derivative, which is classified in the consolidated balance sheet with the underlying host instrument ) of $1.174 million. The NASDAQ 100-deposit product is a five-year certificate of deposit with a maturity date in July 2005. The deposit's interest rate is based on an original NASDAQ 100-index value, with the index value resetting annually over a five-year period. The maximum annual interest rate is 20%, and the Company has guaranteed the return of the original deposit balance to the customer (i.e. the minimum rate for the five period cannot be negative). The Company does not currently offer the NASDAQ 100-deposit product. However, it may again offer this product if market conditions warrant.

      During the three and six months ended June 30, 2001, the Company recorded a $141,000 and $233,000 net loss, respectively, related to the adjustment of the embedded derivatives to estimated fair value, which was recorded in net gain (loss) on securities transactions on the consolidated statement of income. As of June 30, 2001, the estimated fair value of the embedded derivatives related to the debt securities and time deposit product linked to the NASDAQ 100-index was $474,000 and $93,000, respectively. As of January 1, 2001, the estimated fair value of the embedded derivatives related to the debt securities and time deposit product linked to the NASDAQ 100-index was $774,000 and $160,000, respectively. These embedded derivatives may result in increased volatility in net income on an ongoing basis based on movements in the NASDAQ 100-index. Management provides reports regarding the embedded derivatives related to the NASDAQ 100-index to the Company's Board of Directors on a monthly basis.

      BUSINESS COMBINATIONS AND ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 applies to all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS
      142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

      SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, based upon the criteria in the standard. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16.808 million, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $1.327 million and $663,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the full impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

      Total comprehensive income for the six months ended June 30, 2001 and 2000 was $4.698 million and $1.694 million, respectively, and total comprehensive income for the three months ended June 30, 2001 and 2000 was $1.924 million and $394,000, respectively.

5. MERGERS - On June 19, 2001, the Company and NBT Bancorp Inc. ("NBT") announced that the Company entered into a definitive agreement to merge with and into NBT. Holders of the Company's common stock will receive 1.2 shares of NBT common stock for each share of the Company's stock and cash in lieu of fractional shares. NBT expects to account for the transaction as a pooling-of-interests. Consummation of the transaction is subject to a number of conditions, including approvals from bank regulatory authorities, approval by each company's shareholders, receipt of opinions as to the tax treatment of the transaction and certain other conditions. The transaction is expected to close in the fourth quarter of 2001. In connection with the proposed merger, NBT and the Company have entered into a Service and Non-competition Agreement with Mr. Donald L. Brass, President of the Company. See Exhibit 10.3 to this report.

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

On May 31, 2001, Colonial Financial Services, Inc. (CFS) was formed as a subsidiary of the Bank. The main business activity of CFS is to offer insurance products, annuities, mutual funds, and other financial service related products in the Bank's primary market area. CFS is currently in negotiations with an insurance company to enter into an agreement to service a number of insurance accounts located in CFS primary market area. The agreement is expected to close in the third quarter of 2001.

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

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors some of which are beyond the Company's control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this report:

      - the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

      - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

      -     inflation, interest rate, market and monetary fluctuations;

      - the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

      - the willingness of users to substitute competitors' products and services for the Company's products and services;

      - the success of the Company in gaining regulatory approval of its products and services, when required;

      - the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities, agriculture and insurance);

      -     technological changes;

      -     delay of or failure to complete the proposed merger with NBT Bancorp
            Inc.;

      -     changes in consumer spending and saving habits; and

      - the success of the Company at managing the risks involved in the foregoing.

The Company wishes to caution readers that such forward-looking statements speak only as of the date made. The Company does not undertake, and expressly disclaims any intent or obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

RESULTS OF OPERATIONS

The following tables show earnings per share (EPS) data and selected ratios for the period ended or at the dates indicated: (dollars in thousands except for EPS and where appropriate, ratios have been annualized)

                                                                 Three months  Three months
                                                                     ended         ended
                                                                    June 30,      June 30,
                                                                      2001          2000
                                                                   ---------     ---------
Core cash earnings (1)                                             $   2,065     $   2,543
Reconciliation of core cash earnings to
 earnings stated in accordance with GAAP (2):
   Goodwill, net of tax                                                 (200)         (199)
   Corporate security write-down, net of tax                               -          (432)
                                                                   ---------     ---------
Earnings stated in accordance with GAAP                            $   1,865     $   1,912
                                                                   =========     =========

Diluted core cash EPS (1)                                          $    0.28     $    0.34
Diluted EPS                                                        $    0.25     $    0.25

Return on average assets                                                0.76%         0.81%
Return on average assets - core cash (1)                                0.84%         1.08%
Return on average equity                                               11.49%        14.23%
Return on average equity - core cash (1)                               12.72%        18.92%
Non-interest expenses to average assets                                 2.60%         2.66%
Efficiency ratio (3)                                                   64.75%        59.25%

                                                                  Six months    Six months
                                                                    ended          ended
                                                                   June 30,       June 30,
                                                                     2001          2000
                                                                   ---------     ---------
Core cash earnings (1)                                             $   4,376     $   4,927
Reconciliation of core cash earnings to
 earnings stated in accordance with GAAP
 before a charge taken for a change in
 accounting principle:
   Goodwill, net of tax                                                 (400)         (398)
   Corporate security write-down, net of tax                               -          (432)
                                                                   ---------     ---------
Earnings stated in accordance with GAAP before
 a charge taken for a change in accounting
 principle                                                             3,976         4,096
  Charge taken for change in accounting principle                        (95)            -
                                                                   ---------     ---------
Earnings stated in accordance with GAAP                            $   3,881     $   4,096
                                                                   =========     =========

Diluted core cash EPS (1)                                          $    0.58     $    0.65
Diluted EPS Before a charge taken for a
  change in accounting principle                                   $    0.53     $    0.54
Diluted EPS                                                        $    0.52     $    0.54

Return on average assets                                                0.81%         0.88%
Return on average assets - core cash (1)                                0.91%         1.06%
Return on average equity                                               12.07%        15.05%
Return on average equity - core cash (1)                               13.61%        18.11%
Non-interest expenses to average assets                                 2.67%         2.75%
Efficiency ratio (3)                                                   65.99%        61.16%

(1) Core cash earnings, as reported by the Company, excludes goodwill amortization, write-downs taken for the other-than-temporary impairment on corporate debt securities, and the transition adjustment for the cumulative effect of a change in accounting principle.

(2)   GAAP is defined as Generally Accepted Accounting Principles

(3) Equals non-interest expense less goodwill amortization expense divided by net interest income (FTE) plus non-interest income (excluding net gains or losses on securities transactions).

Net interest income on a fully tax-equivalent (FTE) basis was $8.112 million for the three months ended June 30, 2001, down $721,000 from the $8.833 million for the same period in 2001. The Company's net interest margin declined 43 basis points (bp), from 3.92% for the three months ended June 30, 2000 to 3.49% for the same period in 2001. For the six months ended June 30, 2001, the Company's net interest margin was 3.54%, down 42 bp from the 3.96% for the same period in 2000. The decline in the Company's net interest margin for the three months ended June 30, 2001 can be attributed to earning assets re-pricing faster than interest-bearing liabilities during the period which experienced a 125 bp reduction in the Federal Reserve Bank's short-term interest rate coupled with a 150 bp reduction for the three months ended March 31, 2001. The Company's yield on earning assets was 7.38% for the three months ended June 30, 2001, a decrease of 20 bp when compared to a yield of 7.58% for the six months ended June 30, 2001. Meanwhile, the Company's rate paid on interest-bearing liabilities decreased 17 bp from 4.59% for the six months ended June 30, 2001 compared to 4.42% for the three months ended June 30, 2001.

The primary reason for earning assets re-pricing faster than interest-bearing liabilities is due to approximately $185 million in variable rate loans and $51 million in variable rate taxable securities re-pricing in a rapidly decreasing interest rate environment during the first six months of 2001. Additionally, $32.876 million in taxable securities were called during the first six months of 2001 and re-invested at lower interest rates. These factors coupled with an increase in cashflow from normal loan and investment repayments and re-financing due to a low interest rate environment resulted in interest earning assets re-pricing faster than interest-bearing liabilities during the three months ended June 30, 2001. The Company anticipates an increase in its net interest margin in the near term due to several factors. First, a portion of variable rate loans that re-priced during the six months ended June 30, 2001 re-price on an annual basis. Any further decline in interest rates would not result in an immediate decrease in yield received on these loans. Furthermore, the Company expects to see a continued decline in its cost of interest-bearing liabilities due to maturities of higher costing time deposits that will likely be re-priced at lower interest rates. For more information regarding the Company's net interest income, refer to the section in Management's Discussion and Analysis highlighted as "Net Interest Income" and the table of "Average Balances/Net Interest Margin."

The provision for loan and lease losses was $360,000 for the three months ended June 30, 2001, up $40,000 from the $320,000 provided in the same period in 2000. For the six months ended June 30, 2001, the provision for loan and lease losses was $620,000, down $120,000 from the $740,000 provided in the same period in 2000. The primary reason for the decrease in the provision for loan and lease losses for the six months ended June 30, 2001 when compared to the same period in 2000 is a result of a decrease in net charge-offs on loans and leases. Net charge-offs on loans and leases for the six months ended June 30, 2001 were $330,000, down from the $533,000 charged-off in the same period in 2000. Additionally, non-performing loans have remained relatively stable, totaling $5.047 million at June 30, 2001, or 0.92% of total loans compared to $5.178 million at June 30, 2000, or 1.04% of total loans.

The following table summarizes non-interest income and details the components of net gain (loss) on securities transactions for the periods indicated:

                                          For the three months ended                For the six months ended
                                          June 30,            June 30,             June 30,             June 30,
                                            2001                2000                 2001                 2000
                                          --------            --------             ---------           ----------
Non-interest income:
Service charges on deposit accounts           $759                $644                $1,392              $1,224
Other income                                   472                 567                   944               1,069
Net gain (loss) on securities transactions:
   Trading securities                           86                   -                   327                   -
   Equity-linked bonds & deposits             (141)                  -                  (233)                  -
   Corporate security write-downs                -                (720)                    -                (720)
   Net gains on securities sales               279                  75                   770                 394
                                          --------            ----------           ----------          ----------
           Total                               224                (645)                  864                (326)
                                          --------            ---------            ----------          ----------
Total non-interest income                   $1,455                $566                $3,200              $1,967
                                          ========            =========            ==========          ==========

Total non-interest income increased $889,000, from $566,000 for the three months ended June 30, 2000 to $1.455 million for the same period in 2001. Net gains on securities transactions increased $869,000, from a net loss of $645,000 for the three months ended June 30, 2000 to a net gain of $224,000 for the same period in 2001. The net loss on securities transactions for the three months ended June 30, 2000 was due primarily to a write-down of a corporate debt security amounting to $720,000 (pre-tax). Excluding the security write-down, non-interest income increased $169,000 for the three months ended June 30, 2001 when compared to the same period in 2000. Service charges on deposit accounts increased $115,000 (17.9%) for the three months ended June 30, 2001, totaling $759,000 as compared to $644,000 for the same period in 2000. The increase in service charges on deposit accounts is primarily a result of an increase in the number of transaction accounts serviced by the Company (due mainly to branch expansion activity) coupled with an increase in April 2001 in fees charged for certain services provided by the Company. Net gains on securities transactions (excluding a write-down of a corporate debt security) increased $149,000, from $75,000 for the three months ended June 30, 2000 to $224,000 for the same period in 2001. Included in net gain on securities transactions is $86,000 in unrealized gains on trading securities and $141,000 in unrealized losses on equity-linked indexed bonds and deposits for the three months ended June 30, 2001. Other income amounted to $472,000 for the three months ended June 30, 2001, down $95,000 from the $567,000 recognized in the same period of 2000. The primary reason for the decrease in other income is a result of the sale of the Company's merchant card processing business that resulted in a net gain of $82,000 during the three months ended June 30, 2000. Additionally, the Company recognized $76,000 in merchant card processing revenue during the three months ended June 30, 2000 compared to $0 for the same period in 2001. Offsetting these decreases were increases in mortgage banking activities of $37,000 and increases in title insurance commissions of $21,000.

Total non-interest income increased $1.233 million, from $1.967 million for the six months ended June 30, 2000 to $3.200 million for the same period in 2001. Total non-interest income for the six months ended June 30, 2001 increased $513,000, excluding the security write-down mentioned above. Net gains on securities transactions were $864,000 for the six months ended June 30, 2001, up $470,000 from the $394,000 recognized during the same period in 2000 (excluding a write-down of a corporate debt security). Included in net gain on securities transactions for the six months ended June 30, 2001 is $327,000 in net unrealized gains on trading securities.

Service charges on deposit accounts increased 13.7%, from $1.224 million for the six months ended June 30, 2000 to $1.392 for the same period in 2001. The increase in service charges on deposit accounts is primarily a result of an increase in the number of transaction accounts serviced by the Company (due mainly to branch expansion activity) coupled with an increase in April 2001 in fees charged for certain services provided by the Company. Other income decreased $125,000, from $1.069 million for the six months ended June 30, 2000 to $944,000 for the same period in 2001. The decrease in other income resulted primarily from the sale of the Company's merchant card processing business, which resulted in a net gain of $82,000 during the quarter ended June 30, 2000. Merchant card processing revenues for the six months ended June 30, 2000 were $151,000. In addition, fiduciary and asset management revenues decreased $36,000 for the six months ended June 30, 2001 when compared to the same period in 2000. Offsetting these other income items were increases in title insurance commissions (the Company began offering this service to mortgage customers in the first quarter of 2000) of $45,000, and an increase in mortgage banking activities of $77,000.

Non-interest expenses increased $99,000, from $6.282 million for the three months ended June 30, 2000 to $6.381 million for the same period in 2001. Salaries and employee benefits totaled $2.398 million for the three months ended June 30, 2001, up $93,000 from the same period in 2000. The increase in salaries and benefits can be primarily attributed to a $122,000 increase in salaries and a $70,000 increase in pension expense due primarily to the branch expansion activity in 2000 and the hiring of key officers in the fourth quarter of 2000 and first quarter of 2001. Partially offsetting this increase was a $115,000 decrease in incentive compensation. Occupancy and equipment increased from $700,000 for the three months ended June 30, 2000 to $798,000 for the same period in 2001. The increase in occupancy and equipment is primarily attributed to the opening of two new branches that occurred in February and August of 2000. Data processing increased from $610,000 for the three months ended June 30, 2000 to $678,000 for the same period in 2001. The increase in data processing can be attributed to increased core processing costs and maintenance expenses on systems and equipment. Professional fees amounted to $326,000 for the three months ended June 30, 2001, an increase of $148,000 when compared to the same period in 2000. The increase in professional fees is due primarily to legal costs related to non-accrual loans. Advertising and marketing decreased $118,000 during the three months ended June, 2001 when compared to the same period in 2000 due primarily to marketing campaigns the Company deployed in newly entered markets in the first half of 2000. Capital securities expense decreased $59,000 during the three months ended June, 2001 when compared to the same period in 2000 due to a decrease in the floating rate index (which resets quarterly) the capital securities are tied to.

Other expenses decreased from $957,000 for the three months ended June 30, 2000 to $792,000 for the same period in 2001. The decrease in other expenses is due to several factors. Expenses related to the merchant card processing business, which was sold during the three months ended June 30, 2000, totaled $60,000 for the same period. Correspondent bank service charges decreased $37,000 during the three months ended June 30, 2001 when compared to the same period in 2000, due to measures taken to reduce check clearing expenses. Lastly, there was a decrease in residual losses on the sale of terminated leased vehicles amounting to $40,000. A charge of $595,000 was taken to increase the reserve for residual losses on auto leases in the fourth quarter of 2000. The provision for residual losses on auto leases in the fourth quarter reflected weak business conditions in the used automobile market which management believes has resulted in a decline in residual values that is other-than-temporary. Management concluded as of June 30, 2001, that the reserve for residual losses on auto leases is adequate, and the estimated other-than-temporary impairment of lease residual values has been appropriately recorded. While management uses available information with respect to estimating the necessary level of reserve, changes in economic and market conditions and other factors may occur that would result in additional estimated other-than-temporary impairment on lease residual values.

Non-interest expenses increased $20,000 from $12.823 million for the six months ended June 30, 2000 to $12.843 million for the same period in 2001. Salaries and employee benefits totaled $5.064 million for the three months ended June 30, 2001, up $82,000 from the same period in 2000. The increase in salaries and benefits can be primarily attributed to a $239,000 increase in salaries and a $145,000 increase in pension expense due primarily to the branch expansion activity in 2000 and the hiring of key officers in the fourth quarter of 2000 and first quarter of 2001. Partially offsetting this increase was a $135,000 decrease in incentive compensation and an increase in loan origination activity, as salaries and benefits deferrals associated with loan origination activity increased $168,000 for the six months ended June 30, 2001 when compared to the same period in 2000. Occupancy and equipment increased from $1.427 million for the six months ended June 30, 2000 to $1.609 million for the same period in 2001. The increase in occupancy and equipment is primarily attributed to the opening of two new branches that occurred in February and August of 2000 and an increase in property tax expense related to the Company's corporate headquarters. Data processing increased from $1.231 million for the six months ended June 30, 2000 to $1.392 million for the same period in 2001. The increase in data processing can be attributed to increased core processing costs and maintenance expenses on systems and equipment. Professional fees amounted to $515,000 for the six months ended June 30, 2001, an increase of $125,000 when compared to the same period in 2000. The increase in professional fees is due primarily to legal costs related to non-accrual loans. Advertising and marketing decreased $177,000 during the six months ended June, 2001 when compared to the same period in 2000 due primarily to marketing campaigns the Company deployed in newly entered markets in the first half of 2000. Other real estate owned and repossessed assets expense decreased $133,000 for the six months ended June 30, 2001 when compared to the same period in 2000, due primarily to a $42,000 decrease in net losses on sales and write-downs of other real estate owned and repossessed assets and a $54,000 decrease in repossession expenses for manufactured homes.

Other expenses decreased from $1.805 million for the six months ended June 30, 2000 to $1.570 million for the same period in 2001. The decrease in other expenses is due to several factors. Expenses related to the merchant card processing business, which was sold during the six months ended June 30, 2000, totaled $62,000 for the same period. Correspondent bank service charges decreased $52,000 during the six months ended June 30, 2001 when compared to the same period in 2000, due to measures taken to reduce check clearing expenses. Lastly, there was a decrease in residual losses on the sale of terminated leased vehicles amounting to $87,000.

Income tax expense was $824,000 for the three months ended June 30, 2001, up $141,000 from the $683,000 recognized in the same period in 2000. The effective tax rate for the three months ended June 30, 2001 and 2000 was 30.6% and 26.3%, respectively. Income tax expense was $1.672 million for the six months ended June 30, 2001, up $206,000 from the $1.466 million recognized for the same period in 2000. The effective tax rate for the six months ended June 30, 2001 and 2000 was 29.6% and 26.4%, respectively. The increase in the Company's effective tax rate for the three and six months ended June 30, 2001 resulted from the decrease in tax-exempt securities the Company maintained in its securities available for sale portfolio.

NET INTEREST INCOME

(The accompanying schedule entitled "Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion).

Net Interest Income FTE Basis

Earning Assets

Total average earning assets increased $28.576 million, from $900.636 million for the three months ended June 30, 2000 to $929.212 million for the same period in 2001. Average loan and leases receivable increased $50.469 million (10.4%), from $486.963 million for the three months ended June 30, 2000 to $537.432 million for the same period in 2001. Offsetting this increase in average loan and leases receivable were decreases in average taxable securities of $12.945 million and average tax-exempt securities of $10.049 million during the three months ended June 30, 2001 when compared to the same period in 2000. The yield on average earning assets decreased 53 and 41 basis points (bp), from 7.91% for the three months ended June 30, 2000 and from 7.79% for the three months ended March 31, 2001, respectively, to 7.38% for the three months ended June 30, 2001. The decrease in yield on average earning assets resulted primarily from a decrease in yield on average taxable securities of 70 and 40 bp and average loans and leases receivable of 42 and 36 bp, which represent 38% and 58% of average earning assets for the three months ended June 30, 2001, respectively, when compared to the yield of these earning assets for three months ended June 30, 2000 and March 31, 2001, respectively.

Loans and leases receivable

Average loans and leases receivable increased $50.469 million (10.4%), from $486.963 million for the three months ended June 30, 2000 to $537.432 million for the same period in 2001. The yield earned on average loans and lease decreased 42 bp, from 8.28% for the three months ended June 30, 2000 to 7.86% for the same period in 2001. Average loans secured by real estate increased $42.783 million (14.7%), from $220.336 million for the three months ended June 30, 2000 to $263.119 million for the same period in 2001. The yield on average loans secured by real estate decreased 33 bp, from 8.41% for the three months ended June 30, 2000 to 8.08% for the same period in 2001. Average loans secured by one-to-four family real estate increased $20.014 million (22.2%), from $90.084 million for the three months ended June 30, 2000 to $110.098 million for the same period in 2001. The decrease in yield on loans secured by one-to-four family real estate can be attributed to the rapid decrease in interest rates, which occurred during the first six months of 2001. The decrease in interest rates resulted in adjustable rate loans secured by one-to-four family real estate, which comprises 30.6% of total loans secured by one-to-four family real estate, re-pricing at lower rates and an increase in higher yielding fixed rate loans secured by one-to-four family real estate re-financing at lower rates.

The increase in average one-to-four family real estate loans can be primarily attributed to the Company's market expansion and efforts to grow the product through an increase in mortgage originators. An additional factor contributing to the increase in average one-to-four family real estate loans was a new adjustable rate mortgage product the Company offered in 2000 which is competitive in a rising interest rate environment. The Company maintains adjustable rate mortgage products in its loan portfolio. The Company anticipates an increase in its one-to-four family real estate loan origination volume in the near term. However, due to the current low interest rate environment, the Company anticipates a majority of the volume will be fixed rate mortgage products that will be sold on the secondary market limiting growth in average one-to-four family real estate loans. Average commercial real estate loans increased $16.712 million, from $85.249 million for the three months ended June 30, 2000 to $101.961 million for the same period in 2001. The yield on commercial real estate loans decreased 22 bp, from 8.76% for the three months ended June 30, 2000 to 8.54% for the same period in 2001.

Other loans increased $7.686 million, from $266.627 million for the three months ended June 30, 2000 to $274.313 million for the same period in 2001. The yield on other loans decreased 57 bp, from 8.22% for the three months ended June 30, 2000 to 7.65% for the same period in 2001. Average consumer loans, which are comprised mainly of new and used automobiles, increased $8.523 million, from $69.550 million for the three months ended June 30, 2000 to $78.073 million for the same period in 2001. The yield on consumer loans decreased 29 basis points, from 8.28% for the three months ended June 30, 2000 to 7.99% for the same period in 2001. Average lease receivables, which are comprised of automobile leases, increased $2.774 million, from $76.371 million for the three months ended June 30, 2000 to $79.145 million for the same period in 2001. The yield on lease receivables decreased 25 basis points, from 6.86% for the three months ended June 30, 2000 to 6.61% for the same period in 2001. The decrease in yield on consumer loans and lease receivables is due primarily to a combination of the Company's focus on limiting its credit risk and originating consumer loans with higher credit quality, which results in lower rates and a rapid decrease in interest rates during the first six months of 2001.

Commercial loans increased $5.407 million, from $40.827 million for the three months ended June 30, 2000 to $46.234 million for the same period in 2001. The yield on commercial loans decreased 239 bp, from 9.80% for the three months ended June 30, 2000 to 7.41% for the same period in 2001. The decrease in yield on commercial loans is due primarily to 72.9% of the commercial loan portfolio comprised of variable rate loans that have re-pricing frequencies tied to the Prime rate which generally moves with changes in Federal Reserve Bank discount rate which has decreased 275 basis points since January 1, 2001.

Securities

Average taxable securities decreased $12.945 million, from $367.381 million for the three months ended June 30, 2000 to $354.436 million for the same period in 2001. The decrease in average taxable securities resulted primarily from US agency securities, decreasing $33.987 million, from $78.782 million for the three months ended June 30, 2000 to $44.795 million for the same period in 2001. The decrease in US agency securities resulted from callable US agency securities that were called during the first six months of 2001. Offsetting the decrease in US agency securities was an increase in collateralized mortgage obligations
(CMOs) and asset-backed securities (ABS) of $21.120 million. CMOs and ABS averaged $176.067 million during the three months ended June 30, 2001.

The yield on taxable securities decreased from 7.53% for the three months ended June 30, 2000 to 6.83% for the same period in 2001. The decrease in yield during the periods resulted primarily from US agency securities and collateralized mortgage obligations (CMOs). The yield on US agency securities and CMOs decreased from 7.77% and 7.61% for the three months ended June 30, 2000 to 6.89% and 7.01%, respectively, for the same period in 2001. The decrease in yield on US agency securities resulted primarily from callable US agency securities that were called during the first six months of 2001 due to falling interest rates. The decrease in yield from CMOs resulted primarily from $51.176 million in adjustable rate CMOs tied to short-term interest rate indexes, which decreased during the first six months of 2001 due to falling interest rates.

Funding Sources

The Company utilizes deposit products such as time, savings, N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term and long-term borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $815.861 million for the three months ended June 30, 2001 from $793.771 million for the same period in 2000. The average rate paid on interest-bearing liabilities decreased 10 bp, from 4.52% for the three months ended June 30, 2000 to 4.42% for the same period in 2001. The slight decrease in the rate paid for interest-bearing liabilities can be attributed to an increase in short-term interest rates in 2000. Due to the Federal Reserve Board's recent action decreasing short-term interest rates, the Company anticipates a decrease in its cost of funds in the near-term. This can be seen in the decrease in the average rate paid on interest-bearing liabilities, from 4.77% for the three months ended March 31, 2001 to 4.42% for the three months ended June 30, 2001.

Deposits

The average balance of time deposits less than $100,000 increased to $280.561 million for the three months ended June 30, 2001 from $275.593 million for the same period in 2000. The rate paid on time deposits less than $100,000 increased 78 bp, to 5.79% for the three months ended June 30, 2001 from 5.01% for the same period in 2000. The increase in the rate paid on time deposits less than $100,000 resulted from time deposits, which typically have terms of 6 months to 2 years, originating or renewing in a rising rate environment in 2000. Asset/liability analysis performed by the Company indicates segments of the time deposit portfolio will mature in future periods at lower rates, resulting in a lower cost of funds. This is evidenced by the decrease in the rate paid on time deposits less than $100,000, from 5.94% for the three months ended March 31, 2001 to 5.79% for the three months ended June 30, 2001. Time deposits greater than $100,000, which are primarily comprised of deposits from municipalities and school districts, increased $10.293 million, from $170.309 million for the three months ended June 30, 2000, to $180.602 million for the same period in 2001. The rate paid on time deposits greater than $100,000 decreased 76 bp, from 6.18% for the three months ended June 30, 2000 to 5.42% for the same period in 2001. Time deposits greater than $100,000 are very sensitive to changes in short-term interest rates as the terms on these deposits are generally less than six months. The decrease in its rate paid on these deposits is due to the decrease in short-term interest rates during the first six months of 2001.

Short-Term Borrowings

The average balance of short-term borrowings was $35.512 million for the three months ended June 30, 2001, up from $31.847 million for the same period in 2000. The rate paid on short-term borrowings decreased 184 basis points during the three months ended June 30, 2001 when compared to the same period in 2000. The decrease in the rate paid on short-term borrowings is due to the decrease in short-term interest rates during the first six months of 2001.

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

Three months ended June 30,                     2001                                     2000
(Dollars in thousands)               Average               Yield/              Average                Yield/
                                     Balance   Interest     Rate               Balance   Interest      Rate
                                     -----------------------------------------------------------------------
Earning assets:
LOANS SECURED BY REAL ESTATE
One-to-four-family                   $110,098  $  2,062     7.49%              $ 90,084  $  1,761      7.82%
   Commercial                         101,961     2,177     8.54%                85,249     1,868      8.76%
   Agricultural                        17,121       373     8.71%                17,405       403      9.26%
   Home equity                         31,650       655     8.28%                25,941       568      8.76%
   Construction                         2,289        45     7.86%                 1,657        30      7.24%
                                     -----------------------------------------------------------------------
                                      263,119     5,312     8.08%               220,336     4,630      8.41%
                                     -----------------------------------------------------------------------
OTHER LOANS & LEASES
   Leases receivables                  79,145     1,308     6.61%                76,371     1,309      6.86%
   Commercial                          46,234       856     7.41%                40,827     1,000      9.80%
   Agricultural                        16,631        67     8.83%                17,704       438      9.90%
   Manufactured housing                47,281     1,049     8.87%                55,171     1,196      8.67%
   Consumer                            78,073     1,560     7.99%                69,550     1,440      8.28%
   Tax-exempt                           6,949       106     6.10%                 7,004        94      5.37%
                                     -----------------------------------------------------------------------
                                      274,313     5,246     7.65%               266,627     5,477      8.22%
                                     -----------------------------------------------------------------------
Loans & leases                        537,432    10,558     7.86%               486,963    10,107      8.28%
                                     -----------------------------------------------------------------------
Taxable securities                    354,436     6,048     6.83%               367,381     6,913      7.53%
Tax-exempt securities                  32,956       482     5.85%                43,005       738      6.86%
Federal funds sold                      4,388        47     4.28%                 3,287        41      4.99%
                                     -----------------------------------------------------------------------
Total earning assets                  929,212    17,135     7.38%               900,636    17,799      7.91%
                                     -----------------------------------------------------------------------
Other assets                           51,436                                    42,314
                                     --------                                  --------
Total assets                         $980,648                                  $942,949
                                     ========                                  ========

Interest-bearing liabilities:
DEPOSITS
NOW                                   101,297       422     1.67%                98,602       441      1.79%
Savings                               131,945       932     2.83%               135,718       957      2.82%
Money Market                           80,485       733     3.64%                75,572       909      4.81%
Time deposits > $100,000              180,602     2,449     5.42%               170,309     2,633      6.18%
Time deposits                         280,561     4,060     5.79%               275,593     3,454      5.01%
                                     -----------------------------------------------------------------------
Total interest bearing deposits       774,890     8,596     4.44%               755,794     8,394      4.44%

Short-term borrowings                  35,512       350     3.94%                31,847       460      5.78%
Long-term borrowings                    5,459        77     5.64%                 6,130       112      7.31%
                                     -----------------------------------------------------------------------

Total interest-bearing
liabilities                           815,861     9,023     4.42%               793,771     8,966      4.52%
                                     -----------------------------------------------------------------------

Non-interest-bearing deposits          71,097                                    67,360
Other liabilities
and capital securities                 28,777                                    28,057
Stockholders' equity                   64,913                                    53,761
                                     --------                                  --------
Total liabilities and stockholders'
           Equity                    $980,648                                  $942,949
                                     ========                                  ========

Interest Rate Spread                             $8,112     2.96%                          $8,833      3.39%
                                                 ======                                    ======



   Net Interest Margin                                      3.49%                                      3.92%

Six months ended June 30,                      2001                               2000
(Dollars in thousands)             Average                 Yield/     Average                 Yield/
                                   Balance  Interest       Rate       Balance     Interest     Rate
                                   -----------------------------------------------------------------
Earning assets:
LOANS SECURED BY REAL ESTATE
One-to-four-family                 $108,043   $4,089       7.57%       $87,843     $3,420      7.79%
   Commercial                       101,044    4,403       8.72%        83,890      3,681      8.78%
   Agricultural                      17,292      790       9.14%        17,069        762      8.93%
   Home equity                       31,351    1,320       8.42%        25,454      1,114      8.75%
   Construction                       2,535       92       7.26%         1,961         68      6.94%
                                   -----------------------------------------------------------------
                                    260,265   10,694       8.22%       216,217      9,045      8.37%
                                   -----------------------------------------------------------------
OTHER LOANS & LEASES
   Leases receivables                79,122    2,629       6.65%        73,289      2,540      6.93%
   Commercial                        44,907    1,810       8.06%        41,716      1,966      9.43%
   Agricultural                      16,683      801       9.60%        17,413        876     10.06%
   Manufactured housing              48,174    2,174       9.03%        55,772      2,392      8.58%
   Consumer                          78,844    3,186       8.08%        65,794      2,777      8.44%
   Tax-exempt                         7,325      220       6.01%         6,723        182      5.41%
                                   -----------------------------------------------------------------
                                    275,055   10,820       7.87%       260,707     10,733      8.23%
                                   -----------------------------------------------------------------
Loans & leases                      535,320   21,514       8.04%       476,924     19,778     8.29%
                                   -----------------------------------------------------------------
Taxable securities                  346,642   12,173       7.02%       357,588     13,396     7.49%
Tax-exempt securities                25,074      729       5.81%        49,135      1,697     6.91%
Federal funds sold                    2,898       67       4.62%         4,644        128     5.51%
                                   -----------------------------------------------------------------
Total earning assets                909,934   34,483       7.58%       888,291     34,999     7.88%
                                   -----------------------------------------------------------------
Other assets                         51,726                            44,668
                                   --------                          --------
Total assets                       $961,660                          $932,959
                                   ========                          ========

Interest-bearing liabilities:
DEPOSITS
NOW                                  98,849      821       1.66%        95,960        859      1.79%
Savings                             130,252    1,833       2.81%       135,014      1,903      2.82%
Money Market                         77,856    1,591       4.09%        71,927      1,639      4.56%
Time deposits > $100,000            163,924    4,696       5.73%       163,895      4,858      5.93%
Time deposits                       285,490    8,348       5.85%       283,167      7,106      5.02%
                                   -----------------------------------------------------------------
Total interest bearing deposits     756,371   17,289       4.57%       749,963     16,365      4.36%

Short-term borrowings                37,706      911       4.83%        30,303        840      5.54%
Long-term borrowings                  5,526      162       5.86%         6,088        205      6.73%
                                   -----------------------------------------------------------------

Total interest-bearing
liabilities                         799,603   18,362       4.59%       786,354     17,410      4.43%
                                   -----------------------------------------------------------------

Non-interest-bearing deposits        68,776                            64,987
Other liabilities
and capital securities               28,972                            27,195
Stockholders' equity                 64,309                            54,423
                                   --------                          --------
Total liabilities and stockholders'
  Equity                           $961,660                          $932,959
                                   ========                          ========

Interest Rate Spread                         $16,121       2.99%                  $17,589      3.45%
                                             =======                              =======



   Net Interest Margin                                     3.54%                               3.96%

FINANCIAL CONDITION AND LIQUIDITY

The Company's total assets at June 30, 2001 were $992.601 million, an increase of $41.261 million (8.7% annual rate of increase) when compared to December 31, 2000. The increase was primarily in securities available for sale of $22.657 million, net loans and leases receivable of $13.493 million, and trading securities of $9.550 million. Total deposits increased $39.671 million and short-term borrowings decreased $1.734 million. Stockholders' equity increased $2.648 million, due to earnings retention of $2.540 million, and an increase in accumulated other comprehensive income of $817,000, offset by treasury stock purchases of $709,000.

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

The following table represents the composition of the Company's securities available for sale portfolio in dollar amounts and percentages at the dates indicated:

                                                                            June 30, 2001
                                                                          Carrying  Percent of
                                                                           Value       Total
                                                                          ------------------
           CMO & asset-backed securities                                  $175,394     45.2%
           Mortgaged-backed securities                                      36,771      9.5%
           Corporate and taxable municipal debt
           securities                                                       68,396     17.6%
           Equity-indexed linked securities (1)                              6,435      1.7%
           U.S. government agency securities                                46,770     12.0%
           State and municipal obligations                                  42,240     10.9%
           U.S. treasury securities                                          2,602      0.7%
                                                                          ------------------
                     Total debt securities                                 378,608     97.6%
           Non-marketable equity securities                                  4,886      1.3%
           Mutual funds and preferred stock                                  4,572      1.1%
                                                                          --------    ------
                                                                          $388,066    100.0%
                                                                          ========    ======

                                                                          December 31, 2000
                                                                          Carrying  Percent of
                                                                           Value      Total
                                                                          ------------------
           CMO & asset-backed securities                                  $149,650     41.0%
           Mortgaged backed securities                                      37,791     10.3%
           Corporate and taxable municipal debt
           securities                                                       69,277     19.0%
           Equity-index linked securities                                     6,65      1.8%
           U.S. government agency securities                                70,328     19.2%
           State and municipal obligations                                  16,838      4.6%
           U.S. treasury securities                                          6,002      1.6%
                                                                          ------------------
                     Total debt securities                                 356,536     97.5%
           Non-marketable equity securities                                  4,552      1.3%
           Mutual funds and preferred stock                                  4,321      1.2%
                                                                          --------    ------
                                                                          $365,409    100.0%
                                                                          ========    ======

        (1) Includes the fair value of the embedded derivatives. See Note 3 to the Unaudited Consolidated Interim Financial Statements.

CMOs and asset-backed securities increased $25.744 million from December 31, 2000, and represent 45.2% of the securities available for sale ("SAFS") portfolio at June 30, 2001. The weighted-average life and weighted-average rate of CMOs and asset-backed securities was 3.1 years and 6.12%, respectively, at June 30, 2001. Mortgage-backed securities ("MBS") decreased $1.020 million from December 31, 2000, and represent 9.5% of the SAFS portfolio at June 30, 2001. The weighted-average life and weighted-average rate of the MBS was 5.1 years and 6.97%, respectively, at June 30, 2001. If interest rates continue to decrease, the Company anticipates that the weighted-average lives of CMOs and MBS will decrease and the fair value of the securities will increase. Alternatively, if interest rates rise, the Company anticipates that the weighted-average lives of CMOs and MBS will increase and the fair value of the securities will decrease.

Corporate and taxable municipal debt securities remained relatively unchanged from December 31, 2000, and represent 17.6% of SAFS at June 30, 2001. The weighted-average life and weighted-average rate of the corporate and taxable municipal debt portfolio was 6.7 years and 7.29%, respectively, at June 30, 2001. Included in corporate debt securities are two corporate obligations that management believes are other-than-temporarily impaired. For the years ended December 31, 2000 and 1999, the Company wrote-down these corporate debt securities a total of $2.056 million and $1.392 million, respectively. No such write-downs were taken during the six months ended June 30, 2001. The remaining carrying value of the two corporate obligations is $1.354 million at June 30, 2001, which management will continue to monitor for additional other-than-temporary impairment.

U.S. government agency securities decreased $23.558 million from December 31, 2000, and represents 12.0% of SAFS at June 30, 2001. The weighted-average life and weighted-average rate of U.S. agency securities was 9.3 years and 6.82%, respectively, at June 30, 2001. The decrease in U.S. agency securities resulted primarily from a substantial number of these securities having call features, and in a decreasing interest rate environment, these securities were called. State and municipal obligations increased $25.402 million from December 31, 2000, and represents 10.9% of SAFS at June 30, 2001. The weighted-average life and weighted-average tax-equivalent rate of state and municipal obligations was
10.1 years and 5.85%, respectively, at June 30, 2001.

LOANS AND LEASES
Net loans and leases receivable increased $13.493 million from $524.967 million at December 31, 2000 to $538.460 million at June 30, 2001. The following schedule details the Company's loan and lease portfolio:

                                       June 30,   December 31,
                                         2001         2000
                                      ---------    ---------
Loans secured by real estate:
Residential                           $ 114,803    $ 104,430
Commercial                              103,979      100,769
Agricultural                             18,521       17,781
Construction                              3,026        3,363
Home equity                              31,863       31,009
                                      ---------    ---------
                                        272,192      257,352
                                      ---------    ---------
Other loans and leases:
Commercial                               47,595       42,731
Agricultural                             16,874       17,507
Manufactured housing                     44,456       48,062
Lease receivables                        87,136       88,874
Tax-exempt                                6,910        8,003
Consumer                                 76,475       76,219
                                      ---------    ---------
                                        279,446      281,396
                                      ---------    ---------

Net deferred loan fees/costs
and unearned discount                    (4,743)      (5,636)

Allowance for loan and lease losses      (8,435)      (8,145)
                                      ---------    ---------

Net loans and leases receivable       $ 538,460    $ 524,967
                                      =========    =========


Loans secured by residential real estate increased $10.373 million, from $104.430 million at December 31, 2000 to $114.803 million at June 30, 2001. The Company anticipates that its residential real estate activity will continue to increase. In light of this anticipated increase in residential real estate activity and as part of its asset/liability management strategy, the Company sells most of its fixed rate residential real estate loans on the secondary market, and retains servicing rights on the majority of the loans it sells. The Company's residential real estate servicing portfolio increased $6.803 million, from $15.371 million at December 31, 2000 to $22.174 million at June 30, 2001. Commercial real estate loans increased $3.210 million, from $100.769 million at December 31, 2000 to $103.979 million at June 30, 2001.

Lease receivables decreased $1.738 million, from $88.874 million at December 31, 2000 to $87.136 million at June 30, 2001. Lease receivables are secured by automobiles and sport utility vehicles and generally have terms ranging from three to five years. Consumer loans remained relatively unchanged, totaling $76.219 million at December 31, 2000, as compared to $76.475 million at June 30, 2001. Consumer loans are primarily comprised of automobile loans. The decrease in lease receivables and the stagnant growth in consumer loans is primarily due to the slow down in economy resulting in a decrease in demand for automobiles. The Company anticipates maintaining the level consumer loans and lease receivables it has outstanding for the remainder of the year. If economic conditions improve and demand increases for automobiles, consumer loans and lease receivables may experience growth. The Company will continue to focus its efforts in growth related to residential real estate, and the commercial real estate/commercial loan portfolios.

DEPOSITS

Total deposits increased $39.671 million, from $799.938 million at December 31, 2000 to $839.609 million at June 30, 2001. The following schedule details the Company's deposit liabilities:

                                             June 30,         December 31,
                                               2001               2000
                                             --------           --------

Non-interest bearing deposits                $ 79,138           $ 69,134
NOW accounts                                  109,696            101,034
Savings accounts                              135,164            129,290
Money market accounts                          70,579             68,773
Time deposits of $100,000 or more             170,127            142,240
Other time deposits                           274,904            289,467
                                             --------           --------

Total deposits                               $839,609           $799,938
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

BORROWINGS

Although deposits are the Company's primary source of funds, the Company utilizes security repurchase agreements and other borrowings as a funding source. The Company regularly has security repurchase agreements with several customers in the ordinary course of business. For liquidity management, lines of credit have also been established with correspondent banks to meet short-term funding needs. At June 30, 2001, the Company had short-term borrowings with the Federal Home Loan Bank of New York (FHLB) amounting to $30.970 million and short-term repurchase agreements totaling $19.349 million. The Company has $961,000 in long-term borrowings with the FHLB at June 30, 2001. This FHLB borrowing bears interest at 5.45%, amortizes monthly and matures in 2003. In 1995 and 1996, the Company issued Industrial Revenue Bonds to fund the construction of its administrative and operations complex. As of June 30, 2001, the remaining balance on the bonds was $4.424 million and bears interest at a variable interest rate, which adjusts weekly, based on a commercial paper rate index. The bonds have annual principal payments due through 2025.

NON-PERFORMING ASSETS

Non-performing assets are summarized in the following table:

                                             June 30, December 31,
                                               2001      2000
                                              ------    ------
Non-accrual loans                             $4,432    $4,415
Accruing loans past due 90 days                  615       249
                                              ------    ------
Total non-performing loans                     5,047     4,664
Other real estate owned and
repossessed assets                               941     1,134
                                              ------    ------
Total non-performing assets (loan related)     5,988     5,798

Non-accrual corporate debt security              955         -
Impaired corporate debt securities             1,354     1,354
                                              ------    ------
Total non-performing assets                   $8,297    $7,152
                                              ======    ======

Non-performing loans as a % of total loans      0.92%     0.87%
Non-performing (loan related) assets as a %
of total assets                                 0.60%     0.61%
Allowance for loan and lease losses to
non-performing loans                          167.13%   174.64%

Non-accrual loans at June 30, 2001 were comprised of $1.472 million of commercial/commercial real estate loans, $2.083 million of agricultural loans, $475,000 of residential real estate, and $318,000 of manufactured housing loans, and $84,000 of home equity and other loans. Loans past due 90 days or more and still accruing were comprised mainly of manufactured housing loans at June 30, 2001.

The remaining carrying value of the two impaired corporate debt obligations is $1.354 million at June 30, 2001. These debt securities, which are not actively traded, are monitored closely by management and at this time, management does not believe any additional write-down is required. However, if adverse conditions continue or worsen, additional write-downs may be necessary. Subsequent to June 30, 2001, a corporate debt security with a carrying amount of $955,000 the Company held was downgraded by Moody's from Caa to Ca, and the issuer of the corporate debt security announced the suspension of interest payments on their debt and their intention to pursue a consensual restructuring of its unsecured debt with its bondholders. Based on the information noted above, the Company placed the corporate debt security on non-accrual status. The actions taken by the issuer of the corporate debt security are monitored closely by management. If adverse conditions continue or worsen, the corporate debt security may be determined to be other-than-temporarily impaired and subject to a write-down.

Gross charge-offs for six months ended June 30, 2001 amounted to $500,000. Charge-offs were mainly comprised of consumer/manufactured housing loans amounting to $339,000 and lease receivables of $100,000. Recoveries for the six months ended June 30, 2001 amounted to $170,000. Provisions for loan and lease losses amounted to $620,000 for the six months ended June 30, 2001. The allowance for loan and lease losses increased $290,000 from $8.145 million at December 31, 2000 to $8.435 million at June 30, 2001. The allowance for loan and lease losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan and lease portfolio. In its continuing evaluation of the allowance and its adequacy, management considers the Company's loan and lease loss experience, the amount of past-due and non-performing loans, current economic conditions, underlying collateral values securing loans and other factors which affect the allowance for loan and lease losses.

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

The Company and its bank subsidiary are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of minority interest in consolidated subsidiaries (subordinated debt), less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan and lease losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 4%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of June 30, 2001, the Tier 1 leverage and risk-based capital ratios for the Company and its bank subsidiary were as follows:


Summary of Capital Ratios

                                              Tier 1                         Total
                                            Risk-Based                     Risk-Based
                                             Capital       Leverage         Capital
                                              Ratio          Ratio           Ratio
                                             ---------------------------------------
CNB Financial Corp.                            9.42           6.75           10.64
Central National Bank                          9.31           6.80           10.54
Regulatory Minimum                             4.00           4.00            8.00
FDICIA's "Well-Capitalized" Standard           6.00           5.00           10.00


All capital ratios for the Company and its subsidiary bank at June 30, 2001 were above minimum capital standards for financial institutions. Additionally, the Company and its subsidiary bank capital ratios at that date were above FDICIA's "well-capitalized" standard.

Total stockholders' equity amounted to $65.794 million at June 30, 2001, which is a $2.648 million increase from the $63.146 million at December 31, 2000. The increase resulted primarily from earnings retention of $2.540 million, an increase in accumulated other comprehensive income of $817,000, offset by treasury stock repurchases of $709,000.

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

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a one-year period, it also utilizes additional tools to monitor longer-term interest rate risk. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all earning assets and interest-bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and downward shift in interest rates, and the use of convexity factors which estimate the change in interest rate risk caused by changes in the Company's structure in response to the rate change. As of June 30, 2001, under this analysis, a 200 basis point increase in interest rates would result in a $2.008 million decrease (6.2%) in annual net interest income and a 200 basis point decrease in interest rates would result in a $986,000 increase (3.1%) in annual net interest income. These amounts were within the Company's ALCO policy limits.

Interest rate risk analyses performed by the Company indicate that the Company is liability sensitive, or its interest-bearing liabilities re-price more quickly than its earning assets. As a result, rising interest rates could result in a decrease in net interest income. The Company has taken steps to manage its interest rate risk by attempting to match the re-pricing periods of earning assets to its interest-bearing liabilities. The Company's current emphasis in growing loans with terms less than five years and selling long-term fixed rate loans are methods the Company has utilized to manage interest rate risk. Additionally, the Company will focus on growing its core deposit base which should be less volatile when rates change when compared to time deposits greater than $100,000 and short-term borrowings, which are more volatile when rates change due to their short-terms which typically range from 1 day to six months. Under a declining rate scenario, the analysis indicates that the Company's benefit from its miss-match in interest-bearing liabilities re-pricing more quickly than earning assets is mitigated due to the optionality of earning assets. The Company is asset sensitive in a rapidly declining rate environment, as earning assets would re-price faster than interest-bearing liabilities would re-price. Management makes certain assumptions in relation to prepayment speeds for loans, CMOs and mortgaged-backed securities, which would prepay much faster in a falling rate scenario. These assumptions are based on historical analyses and industry standards for prepayments. Management continuously evaluates various alternatives to address interest rate risk.

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

                               CNB FINANCIAL CORP.
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         No material changes since filing of the Registrant's Form 10-K for the year end December 31, 2000.

Item 2 - Changes in Securities and Use of Proceeds

         None


Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders
        On May 3, 2001, the Company held its annual meeting of shareholders. A vote was held pertaining to the re-election of continuing directors J. Carl Barbic and Donald L. Brass. The re-election of J. Carl Barbic who received 5,603,997 votes for re-election, with 40,630 votes withheld, and Donald L. Brass who received 5,590,049 votes for re-election, with 59,110 votes withheld, to serve on the board of directors of CNB Financia Corp. for terms expiring in 2004 was approved by the shareholders on May 3, 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and reports on Form 8-K

         (A) Exhibits

--------------------------------------------------------------------------------
Exhibit Number Referred         Description of Exhibit
-----------------------         ----------------------
   to in Item 601 of
   -----------------
    Regulation S-K
    --------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        2.1                     Agreement and Plan of Merger by and among NBT
                                Bancorp Inc., NBT Bank, National Association,
                                Registrant, and Central National Bank,
                                Canajoharie, dated as of June 19, 2001,
                                incorporated by reference to Exhibit 2.1 to the
                                Registration Statement on Form S-4 (File No.
                                333-66472) filed by NBT Bancorp. Inc. on August
                                1, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        3.1                     The Certificate of Incorporation of Registrant,
                                incorporated by reference to Exhibit B to
                                Registrant's Registration Statement on Form
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                S-4 (File No. 33-45522), filed on March 4, 1992,
                                and subsequent amendments, Exhibits 4.2, 4.3 and
                                4.4 to Registrant's Form S-8, filed on November
                                3, 1998 (File No. 333-66721).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        3.2                     The Bylaws of Registrant filed herewith.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.1                    Agreement of Merger by and between NBT Bank,
                                National Association and Central National Bank,
                                Canajoharie, dated as of June 29, 2001,
                                incorporated by reference to Exhibit 10.1 to
                                NBT's Registration Statement on Form S-4 (File
                                No. 333-66472), filed on August 1, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.2                    Stock Option Agreement, dated as of June 19,
                                2001, by and between NBT Bancorp Inc. and
                                Registrant, incorporated by reference to Exhibit
                                III to Exhibit 2.1 to NBT's Form 8-K (File No.
                                000-14703), filed on June 22, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.3                    Senior Executive Severance Agreement between
                                Registrant and Donald L. Brass, dated as of
                                January 1, 2001, incorporated by reference to
                                Exhibit 10.4 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.4                    Senior Executive Severance Agreement between
                                Registrant and Peter J. Corso, dated as of
                                January 1, 2001, incorporated by reference to
                                Exhibit 10.5 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.5                    Senior Executive Severance Agreement between
                                Registrant and Michael Hewitt, dated as of
                                January 1, 2001, incorporated by reference to
                                Exhibit 10.6 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.6                    Service and Non-Competition Agreement between
                                NBT, Registrant, and Donald L. Brass, dated as
                                of June 19, 2001, incorporated by reference to
                                Exhibit 10.7 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.7                    Supplemental Retirement Annuity Agreement
                                between Registrant and Donald L. Brass, dated as
                                of May 15, 2000, incorporated by reference to
                                Exhibit 10.1 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.8                    Supplemental Retirement Annuity Agreement
                                between Registrant and Peter J. Corso, dated as
                                of May 15, 2000, incorporated by reference to
                                Exhibit 10.2 to Registrant's
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                Form 10-K/A (File No. 000-23730), filed on
                                August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.9 Automatic Dividend Reinvestment and Stock Purchase Plan of Registrant, incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 33-63176), filed on May 21, 1993.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.10 Trust for Deferred Compensation Plan for Certain Executive Employees and Directors of Central National Bank, Canajoharie, dated as of March 21, 1997, filed herewith.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        99.1 Form of Voting Agreement dated as of June 19, 2001, by and between NBT Bancorp Inc. and certain directors and executive officers of Registrant, incorporated by reference to Exhibit IV of Exhibit 2.1 to NBT's Form 8-K (File No. 000-14703), filed on June 22, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        99.2 CNB Financial Corp. 401(K) Plan, incorporated by reference to Exhibit 99.1 to the Company's Form S-8 (File No. 333-54844), filed on February 2, 2001.
--------------------------------------------------------------------------------
* Compensatory plan or arrangement.

        (B) Current Reports filed on Form 8-K
        - June 19, 2001, related to the announcement of entering into a definitive Agreement and Plan of Merger with NBT Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CNB FINANCIAL CORP.
                                                     Registrant


Date: August 14, 2001                                By: /s/DONALD L. BRASS
    -----------------------                            --------------------
                                                     Donald L. Brass
                                                     President


Date: August 14, 2001                                By: /s/ PETER J. CORSO
    -----------------------                            --------------------
                                                     Peter J. Corso
                                                     Executive Vice President

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this Form 10-Q or are incorporated by reference as Exhibits as indicated by the exhibit cross-reference to the prior filings of the Registrant with the Commission.

--------------------------------------------------------------------------------
Exhibit Number Referred         Description of Exhibit
-----------------------         ----------------------
   to in Item 601 of
   -----------------
     Regulation S-K
     --------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        2.1                     Agreement and Plan of Merger by and among NBT
                                Bancorp Inc., NBT Bank, National Association,
                                Registrant, and Central National Bank,
                                Canajoharie, dated as of June 19, 2001,
                                incorporated by reference to Exhibit 2.1 to the
                                Registration Statement on Form S-4 (File No.
                                333-66472) filed by NBT Bancorp. Inc. on August
                                1, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        3.1                     The Certificate of Incorporation of Registrant,
                                incorporated by reference to Exhibit B to
                                Registrant's Registration Statement on Form S-4
                                (File No. 33-45522), filed on March 4, 1992, and
                                subsequent amendments, Exhibits 4.2, 4.3 and 4.4
                                of Registrant's Form S-8, filed on November 3,
                                1998 (File No. 333-66721).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        3.2                     The Bylaws of Registrant filed herewith.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.1                    Agreement of Merger by and between NBT Bank,
                                National Association and Central National Bank,
                                Canajoharie, dated as of June 29, 2001,
                                incorporated by reference to Exhibit 10.1 to
                                NBT's Registration Statement on Form S-4 (File
                                No. 333-66472), filed on August 1, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.2                    Stock Option Agreement, dated as of June 19,
                                2001, by and between NBT Bancorp Inc. and
                                Registrant, incorporated by reference to Exhibit
                                III to Exhibit 2.1 to NBT's Form 8-K (File No.
                                000-14703), filed on June 22, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.3                    Senior Executive Severance Agreement between
                                Registrant and Donald L. Brass, dated as of
                                January 1, 2001, incorporated by reference to
                                Exhibit 10.4 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.4                    Senior Executive Severance Agreement between
                                Registrant and Peter J. Corso, dated as of
                                January 1, 2001, incorporated by reference to
                                Exhibit 10.5 to Registrant's Form 10-K/A (File
                                No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.5                    Senior Executive Severance Agreement between
                                Registrant and Michael Hewitt, dated as of
                                January 1, 2001,
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                incorporated by reference to Exhibit 10.6 to
                                Registrant's Form 10-K/A (File No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.6 Service and Non-Competition Agreement between NBT, Registrant, and Donald L. Brass, dated as of June 19, 2001, incorporated by reference to
                                Exhibit 10.7 to Registrant's Form 10-K/A (File No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.7 Supplemental Retirement Annuity Agreement between Registrant and Donald L. Brass, dated as of May 15, 2000, incorporated by reference to
                                Exhibit 10.1 to Registrant's Form 10-K/A (File No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.8 Supplemental Retirement Annuity Agreement between Registrant and Peter J. Corso, dated as of May 15, 2000, incorporated by reference to
                                Exhibit 10.2 to Registrant's Form 10-K/A (File No. 000-23730), filed on August 1, 2001.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.9 Automatic Dividend Reinvestment and Stock Purchase Plan of Registrant, incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 33-63176), filed on May 21, 1993.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        10.10 Trust for Deferred Compensation Plan for Certain Executive Employees and Directors of Central National Bank, Canajoharie, dated as of March 21, 1997, filed herewith.*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        99.1 Form of Voting Agreement dated as of June 19, 2001, by and between NBT Bancorp Inc. and certain directors and executive officers of Registrant, incorporated by reference to Exhibit IV to Exhibit 2.1 to NBT's Form 8-K (File No. 000-14703), filed on June 22, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        99.2 CNB Financial Corp. 401(K) Plan, incorporated by reference to Exhibit 99.1 to the Company's Form S-8 (File No. 333-54844), filed on February 2, 2001.
--------------------------------------------------------------------------------
* Compensatory plan or arrangement.